Form 10-K
period 2011-03-31
GreenCell, Inc
filed 2011-06-27
CIK 1478493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-167147

GreenCell, Incorporated
(Exact name of registrant as specified in its charter)

Florida	27-1439209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Keuka Business Park, Penn Yan, New York	14527
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 315-694-7134

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ X ] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 31,760,000 as of June 17, 2011.

2

PART I

Item 1. Business

Company Overview

We were incorporated in Florida on December 7, 2009, at which time we commenced operations. Our address is One Keuka Business Park, Penn Yan, New York, 14527 and our telephone number is (315) 694-7134.

Our principal offices are located at 5422 Carrier Drive, Suite 309, Orlando, Florida 32819. Our phone number is (407) 363-5633.

Our Business

We are in the business of developing products for the transportation and appliance gas ignition markets. Our emphasis now and since our inception is our igniter for the home heating, i.e. a home oil or gas furnace, and the appliance gas ignition market, i.e. stove tops and gas hot water tanks; thereafter we plan to develop products primarily for the automobile industry. Our gas ignition and automobile products will use our ceramic fiber matrix composite (“UltraTemp Composite” or “Ceramic Composite”) and UltraTemp process used to make that composite as licensed to us by our co-founder, SenCer, Inc. (“SenCer’), a New York based technology firm.

Traditional ceramic device manufacturing combines dense ceramic layers, which are not always thermally or mechanically stable. The UltraTemp process involves a proprietary chemical process that quickly allows a near net shape forming of a semi-dense ceramic fiber/matrix composite. Several new variants of the process (UltraTemp-A and UltraTemp-C) have been created for electronic device manufacturing and the technology has been transferred to us for completion of device design and marketing. The fiber matrix composite is used as a base thermal and mechanical structure. Operating layers have been developed for and to match the UltraTemp substrate. These layers are typically conductive anode (an anode of a device is the terminal where current flows in from outside) and cathode (a cathode is an electrode through which electric current flows into a device) layers coupled with ion conducting electrolyte (electronically conductive) layers. The UltraTemp process allows for an extreme bonding between layers, which we believe has the potential to provide more robust performance at a lower cost then the current ceramic market. This method can be used to create many different layered devices. Most such devices have conducting and sensing layers to provide sensing and power conductive properties. As such, UltraTemp is our core technology and proprietary process to produce our ceramic fiber/matrix composite that is used to bond metal and ceramic layers or devices to be fabricated. We intend to use our licensed technology for the igniter, brake pads and high temperature oxygen sensors, and fuel cells. For example, with a ceramic igniter, the igniter device uses a single conductive layer to heat the composite to high temperature for gas ignition. Additionally, with more complex devices such as fuel cells or oxygen sensors, we plan to use the UltraTemp process to create multiple conductive and electrolyte layers in which the active layers are well bonded to our ceramic fiber/matrix composite. The UltraTemp process is important because it impacts upon the relative cost, strength, longevity and efficiencies of such products. In addition, we believe our near net shaping process has the potential for a low cost method of making simple or complex shapes without expensive diamond machining requirements. We are attempting through our UltraTemp process and ceramic composites to create gas ignition and automobile products that are less costly, energy efficient, and capable of rapid and flexible development; however, we face significant developmental risks, including intense competition, especially from Japanese technical ceramic firms, lack of financial resources, the absence of patent protection and reliance upon the intellectual properties of other companies with whom we may co-develop products.

We also have the proprietary rights to UltraTemp A and C, which are specific chemistries made from the UltraTemp process, that are targeted to device manufacturing, such as the igniter we are developing and plan to have our patent attorneys conduct a review to determinate their patentability. In the event that we apply our UltraTemp-A or UltraTemp-C to devices that we intend to develop, we will either: (a) fully develop such planned future products or (b) through co-development agreements, we will combine our UltraTemp-A and UltraTemp-C proprietary ceramic fiber/matrix composite with the intellectual properties of other companies to manufacture complete devices. For example, with our planned future fuel cell product we may use the UltraTemp process and UltraTemp-A and UltraTemp-C composite materials to provide a pre-packaged fuel cell stack and sell that technology into existing fuel cell applications. In those instances, where we combine our technologies with others, we may seek joint patents and/or joint marketing agreements.

In the period between July 2010-September 2010, we completed the proof of concept or early stage prototype and full prototype for our first intended product, an igniter for the home heating appliance market. The proof of concept (early stage development) encompasses the stability of UltraTemp and the electrical conductor. The prototype encompasses a 12 volt igniter fabricated to a specific shape design and packaging. The igniter market is using a 12, 24 and 120 volt version. Our original prototype was a 12 volt igniter as directed from an initial potential OEM customer. Discussions with a second potential OEM customer generated a quotation for a 120 volt igniter with specific design specifications. This igniter is currently in design. The 12 volt igniter continues to be tested with positive results since it has exceeded the steady state test of 31 days, a CSA regulated requirement (as detailed on page 30), with testing exceeding more than 60 days and zero degradation of voltage and electrical current. The final CSA test required a 200,000 cycle test, which we originally estimated would be conducted in February 2011; however, our estimate now is that the final CSA test will be conducted in approximately August 2011, since such final test should be conducted shortly before production. This estimate is contingent upon receiving final design approval and a production order from an OEM. Primary pre-prototype and final prototype work was completed on the 12 and 24-volt igniters. The initial working 12 volt igniter was completed in October of 2010. The 120 volt igniter represents the majority of potential market share and we have turned our attention to a completion of that design. The material aspects for the 120 volt igniter are complete for the proof of concept and full prototype and we are currently completing a 120 volt UltraTemp igniter to a specific shape and voltage requirement as requested by a potential OEM customer according to their specifications. We anticipate having final design approval for the 120 volt prototype by July 2011.

During the pre-prototype phase, we completed the material aspects of the igniter concept, namely the chemical, density, thermal expansion and electrical properties were developed into a working igniter system. The voltage requirement relates to the resistivity or conductivity of the ink in relation to the required voltage. We only learned in October 2010 that our first possible order for 300,000 units would include a 120 Volt requirement, not an 80 volt requirement as had been originally requested. We have never initiated any work pertaining to an 80-volt igniter and we no longer consider the 80 volt igniter to be a future technology. Our final requirement for a 120-volt production igniter is to adjust the pattern and/or resistivity of the ink to achieve 120 Volts in accordance with an acceptable size and shape that will meet the OEM requirements should we complete an agreement or obtain an acceptable order from the OEM. The material aspects are complete and all that remains is a designed pattern to achieve 120 Volts.

Apart from core materials development pertaining to our future planned oxygen sensor, fuel cell and brake pads, we have not conducted any development for these planned future products. We plan to develop these products throughout 2011 and 2012.

We are an early stage development business with no revenue generating operations. The earliest that we anticipate that we could generate revenue is the fourth quarter of 2011. However there is no guarantee that we will be able to generate revenue at that or any point in time. In order to commence revenue generating operations, we need to complete development and begin marketing and selling our future first-generation igniter product.

Industry Background

General

The primary target market for our expected future products is Original Equipment Manufacturers (hereafter referred to as “OEMs”) in the automotive and home heating industries. The home-heating device and automotive OEM industries develop, manufacture, and provide parts to home appliance, heating and cooling and automotive device manufacturers to include in their products. The components in the home heating and automobile are rarely manufactured by the carmaker or home heating manufacturers themselves; rather, they are purchased from OEMs, branded under the manufacturer’s name and then installed during the production process on assembly lines. This allows the individual industries to focus their core competencies and has created a separate industry for the manufacture of components, such as those we are developing and intend to sell.

Igniters

Igniters are primarily used in the home heating and home appliance industries for the purpose of igniting intermittent gas systems that incorporate additional electronics for safety shutoff.

Oxygen Sensors

Oxygen sensors are primarily used in the automobile sensor industry to control fuel and ignition systems to optimize performance of automobile emissions control systems and improve fuel economy.

Fuel Cells

Fuel cells are developed for use within the automobile, commercial trucking, commercial power, and home power industries. There are several different types of fuel cells developed from several chemical systems. Typically, fuel cells generate electricity from an electrochemical reaction in which oxygen (air) and a fuel (i.e. hydrogen) combine to form water. The electricity produced can be used to power all sorts of devices, from cars, light and heavy utility vehicles as both primary and auxiliary power, stationary power sources and material-handling vehicles such as forklifts, buses, laptops, mobile phones and recharging small portable electronics. The by-product, heat, is also used in some applications to keep houses warm.

The fuel cell industry faces the following significant hurdles:

•	solutions for long term aging and overall cost factors;

•	availability of governmental funds to fund fuel cell technology research and development;

•	financial commitments by the US government and the automotive industry to foster growth in the fuel cell industry as an environmentally safe alternative;

•	controlling the risk of fire and explosion or exposure to harmful chemicals;

•	managing safety work systems by training personnel in manual handling and operating emergency procedures; and

•	whether the hydrogen fuel cell industry will be accepted by the automobile industry.

Fuel cells have not yet achieved widespread market acceptance in our target markets because of their heavy reliance on hydrogen as fuel as well as material costs and life expectancy goals. Hydrogen fuel cells have not been sufficiently developed from a technological standpoint. While the targeted Solid Oxide Fuel Cell, otherwise known as SOFC, has the broadest fuel cell capability, and can utilize reformed natural gas, propane gasoline, methanol and even fuel oil, pure hydrogen would be the most efficient; however, hydrogen is difficult and dangerous to store and distribute. Nearly all of hydrogen comes from oil and gas, leading to considerable expense. Further, the hydrogen fuel cell industry faces various hurdles prior to achieving market acceptance, including:

•	whether car manufacturers and state and federal governments will sufficiently finance the development of technologies and retrofitting to accommodate the use of hydrogen fuel cells;

•	whether state and federal governments will offer tax incentives to encourage the development and use of hydrogen fuel cells;

•	whether a sufficient amount of hydrogen may be produced in an efficient and environmentally friendly way;

•	current hydrogen production is expensive and the use of hydrogen will not grow unless technologies are sufficiently developed to reduce production costs;

•	because hydrogen’s density is so low, the use of hydrogen will not grow unless it can be squeezed into a denser form to fit into a reasonably sized storage tank;

•	because hydrogen can make various metals, most significantly, high strength steel, to become brittle and fracture following exposure to hydrogen, the transportation of hydrogen is difficult and inefficient; and

•	whether there will be a sufficient quantity of hydrogen fuel cell stations to accommodate a growing use of hydrogen powered automobiles.

Brake Pads

Brake pads have been used in the automobile industry and historically have been composed of metal based composite materials.

Our Markets and Marketing to those Markets

The target markets for our future products are manufacturers, distributors and wholesalers in the home device, heating and cooling and automotive industries. Our initial marketing efforts will be limited to developing relationships with OEMs that have already been developed in those industries by our officers and establishing new OEM relationships and attending trade shows in the home heating, cooling, automotive industries. To date, our Chief Executive Officer has attempted to develop relationships with OEMs that he already had developed in the past through his position as Chief Executive Officer of General Automotive, as well as new relationships with other OEMs; however, no agreements, permanent arrangements or understandings have been reached between those OEMs and us.

Our Products

SenCer’s UltraTemp Technologies

Our future products are being developed using SenCer’s technology conveyed to us, “UltraTemp” and “UltraTemp-A and UltraTemp-C”, which are used to develop new ceramic fiber matrix composites that create surface bonds with metals and ceramics that are long-lasting and has been successfully tested to operate as high as 1800 degrees. UltraTemp, UltraTemp-A and UltraTemp-C produce a physical core structure and fiber physiology to allow a bond when coatings of high purity oxide and metals are replaced on the surface and co-fired with the composite. The flexibility of the technologies allows us to specifically tailor the composite and coatings and required shapes and reshapes to the specific needs of our prospective OEMs or other customers, including rapid design changes, without the need for costly hard tooling, which is possible through SenCer’s software based technologies.

Throughout our UltraTemp composite technologies we will attempt to provide the following properties to our future products:

•	adhesion to a wide range of coatings to ensure long life;

•	controlled pore size, which controls thermal properties;

•	chemical inertness, which allows a range of chemical combinations to fit the individual needs of an OEM or other customers;

•	stability at high operating temperatures;

•	increased durability; and

•	ability to be formulated into a wide variety of shapes, which provides OEMs with a precise and quick method to formulate and reformulate shapes, without the need for expensive tooling or retooling.

UltraTemp-C/ UltraTemp-A

The UltraTemp-C and UltraTemp-A technologies are new versions of SenCer’s core UltraTemp technology for OEM devices, which is composed of conductive layers well bonded to a composite thermal substrate. The UltraTemp-C and UltraTemp-A technologies are used to tailor specific OEMs devices for target markets. UltraTemp-C and UltraTemp-A has potential applications to high temperature clean furnaces, metal refining fixtures, heaters, sensors and igniters, thermal structures and fuel cells.

Description of our Future Products

Igniter (CERIS)
Power
Thin Conductive Ceramic Layer-Element
UltraTemp-C
Provides Heating Element
Chemical/Mechanical Bond
Provides Thermal/Mechanical/Chemical Stability
Oxygen Sensor (CEROS)
Measurement Gas (Exhaust)
Signal
Thin Conductive Ceramic Layer-Anode
Thin Ion Conducting Ceramic Layer-Electrolyte
Thin Conductive Ceramic Layer-Cathode
UltraTemp-C or UltraTemp-A
Conductive Anode
Ion Conducting layer
Conductive Cathode
Chemical/Mechanical Bond
Provides Thermal/Mechanical/Chemical Stability
Air Reference – Stable 21% O2
Fuel Cell (CEROFC)
Fuel
Power Out
Thin Conductive Ceramic Layer-Anode
Thin Ion Conducting Ceramic Layer-Electrolyte
Thin Conductive Ceramic Layer-Cathode
UltraTemp-C or UltraTemp-A
Conductive Anode
Ion Conducting layer
Conductive Cathode
Chemical/Mechanical Bond
Provides Thermal/Mechanical/Chemical Stability
Air Flow
Brake Pads (CEROB)
Note: The UltraTemp core process is used for each of these devices
Frictional Layer
Thermal Layer
UltraTemp-C or UltraTemp-A
Provides Breaking Component
High Thermal Conducting Layer Pulls Heat from Rotor
Provides Thermal/Mechanical/Chemical Stability + Insulator (Pulls Heat From Caliper)

The following is a chart of each of our future technologies, the work that has been performed and the work to be performed

Technology	Base Technology	Accomplished to Date*	To be Accomplished****
Igniter	UltraTemp-C Proprietary Conductor	Early Working Prototypes Successful Aging Tests Cost Reduced Substrate Synthesis of Proprietary Conductor	Final Package and Testing OEM Tests Certification Tests Final Marketing
Oxygen Sensor	UltraTemp-A, UltraTemp-C** Proprietary Electrolyte Proprietary anode/cathode	Bench Designs for AC/DC Tests Early Working Prototypes Bench Testing Designs Beginning Seal Development	UltraTemp-C electrolyte/anode/cathode materials layer design and development. Further Seal Development Package Development Further Testing Partnership Development
Fuel Cell	UltraTemp-A, UltraTemp-C Proprietary Electrolyte Proprietary anode/cathode	Early Working Prototypes NY State Funded Engineering Feasibility Study Working Concept Beginning Seal Development Bench Testing Designs

UltraTemp-C electrolyte/anode/cathode materials layer design and development.

Further Seal Development
Package Development

Further Testing

Button Cell Test Fabrication***

Final Design

Partnership Development

Brake Pads	UltraTemp-A UltraTemp-C	Concept	Design/Build/Test Partnership Development
9

* These technical accomplishments relate to testing and developing our Ceramic Composite, which was accomplished by SenCer prior to our inception. They were conveyed to us through the Technology License Agreement, which includes licensor technology relating in any way to the ceramic composite technology using the UltraTemp. Apart from our plan to use the Ultra Temp process and Ultra Temp A and Ultra Temp B to our future planned products oxygen sensors, fuel cells and brake pads, we have conducted no development of these future planned products. SenCer completed a funded engineering study of the potential for an UltraTemp fuel cell, the focus of which was primarily on an UltraTemp design. The study did not provide enough funding to complete a working prototype, however, a funded project from Oakridge National Laboratory lead to the fabrication of a prototype UltraTemp A fuel cell, which was successfully tested. SenCer did not incur any expenses regarding the foregoing. The focus now is on an UltraTemp C design, which we are attempting to develop capable of operating at lower temperature. The proof of concept or early stage prototype involves a fabrication of the device to ascertain chemical interactions and early stage performance. The final stage prototype involves a fabrication of the unit with final OEM specifications and tested under final stage requirements (CSA certification). The final stage device would have maximized thermal and chemical properties to achieve a long product life.

** As indicated previously, Ultra Temp is the actual process by which we make our fiber matrix ceramic material. Ultra Temp A and C are specific chemical versions produced by the UltraTemp process that are required for specific device manufacturing and as indicated above to be conveyed to us through the Technology License Agreement. For instance, an oxygen sensor can be made from Ultra Temp A or C, but not Ultra Temp.

*** Button cell test fabrication is a way to test cost, aging and performance of fuel cell layers on a simple 1 inch round disk and serves as a cost saving method for proof before building a complete unit.

**** The “To Be Accomplished” section refers to actual full devices to be fabricated from the base UltraTemp technology. UltraTemp-C has been tested with our igniter prototype and represents our attempt to improve performance over UltraTemp-A with respect to performance enhancements and lower temperatures of operation. UltraTemp C was conceived and partially developed during the NYSERDA program referred to above in footnote *; however, no working prototype of the fuel cell was made from UltraTemp-C, which we plan to accomplish.

Ceramic Igniter (Ceris)

A composite based hot surface igniter is being developed in our attempt to provide a lower cost, higher performance alternative to existing technologies. We will initially target home heating and appliance applications and then later focus on ceramic sensor and heater panel uses.

Ceramic Oxygen Sensor (Ceros)

We will attempt to develop a composite based oxygen sensor that is at a lower cost and higher performance for automotive, and home heating sensors. The development will be based upon a design that replaces expensive precious metal electrodes and attempts to perform with a higher output signal at lower process or engine temperatures.

Ceramic Oxide Brake Systems (Cerob)

We intend to develop composite based brake pads and assemblies in our attempt to produce lower heat infiltration into automobile rotors and calipers, which are the primary components of brake pads.

Ceramic Oxide Fuel Cells (Cerofc)

We plan to develop a solid oxide fuel cell which uses our bonding technology in our attempt to produce lower operating temperatures at higher power outputs for the fuel cell. The UltraTemp-C based fuel cell assemblies will incorporate high temperature power couplings designed for long life and an integrated gas seal based proprietary glass formula for hydrogen sealing.

We will brand the “Ceris”, “Ceros”, “Cerob” and “Cerofc” names to market our future products described above.

PRODUCT DEVELOPMENT

Igniter Development

We are developing and intend to develop our products, such as gas system and appliance igniters, oxygen sensors, fuel cells and brake pads, primarily for OEMs, manufacturers, industry distributors and resellers that operate in the home device, automotive, heating and cooling industries. There is a new and expanding market for igniters related to fuel cells. These igniters will need to operate in hydrogen and may require some modification of our current technology. Development of igniters for fuel cells would be contingent upon the needs of co-developers or OEMs and we have no present plans to develop igniters for fuel cells unless we secure an agreement on acceptable terms with a co-developer or OEM. We develop, with the assistance of SenCer, the technologies for our products and develop the products themselves, including our UltraTemp and UltraTemp-A and UltraTemp-C technologies to create long-lasting, high-temperature surface bonds between new ceramic composites and metals and ceramics. Contingent upon adequate financing and certain other contingencies and risks, we intend to develop multiple levels of distribution throughout the United States and then internationally. We seek to develop less costly and more effective alternatives to existing products by using SenCer’s proprietary technologies and processes. We will primarily focus our resources on marketing and third party partnership arrangements. Technical support in these endeavors will be provided by the relationship and Technology Licensing Agreement with SenCer. Prior to establishing our own employees and leasing production and research and development space at our corporate headquarters in Penn Yan, New York, SenCer established a research facility and manufacturing capability at our now corporate headquarters. Our corporate headquarters is occupied by SenCer and our employees who will both engage in research and development and production activities in connection with our business.To the extent that we use SenCer’s employees for our research, which has not occurred to date, we will sub-contract for SenCer’s research services, which contract will contain a pre-budgeted agreed upon plan with milestone achievements. We do not lease any space from SenCer.

SenCer, through several years’ direct effort by Mr. David Burt, had developed a ceramic emitter for plastic welding and had successfully tested several prototypes for temperature and radiation. In reviewing the emitter technology, and after discussions on its use as an igniter with several OEM’s, the principal officers of our to be co-founders decided to include the technology in discussions of a joint venture. Although the ceramic emitter had some parallels in functionality to the igniter technology we developed, it had no application to the licensed technology that was eventually licensed to us by SenCer, i.e. for use in the transportation and gas ignition markets. No outside sources, other than discussions with end users regarding requests to improve the technology were used. After transfer of the technology to us as outlined in the Technology License Agreement, we continued SenCer’s development and prototype testing by perfecting the synthesis of the core compounds for final design of the igniter and to test production techniques for these materials. In June 2010, we completed successful synthesis of the conductive compounds and substrate materials utilizing in-house production methods.

Task 1.	Igniter Development and Testing (CERIS)

We previously planned on our Phase I development being 6 months, which we began in February 2010 At the time, we were on track with the milestone achievements of developing an in-house conductive materials synthesis for the igniter and to complete initial prototypes by the last week of July 2010; however, because we received feedback from various OEMS about product requirements, we have incorporated that in our testing schedule by conducting more extensive life cycle testing to determine the potential longevity of the igniter, which extended the completion of our developmental work to the end of 2010. Therefore, our developmental period has been extended from the original projected 6 months to 11 months.

The initial work has centered on the development of the proprietary conductive layers for the igniter. Conductive layers serve the purpose of providing a resistive heating element for the igniter. We have acquired final sources of all raw materials and equipment necessary to do initial and production runs. Dr. Creedon, our consultant, has provided the necessary calculations to conduct first trials of producing conductive perovskite, a material with the same type of crystal structure as calcium titanium oxide, which serves the purpose of creating the conductive resistive materials. Equipment has been acquired and installed to develop both a preliminary and production size capacity. We completed the pre-prototype and final prototype for the 12 and 24-volt igniter in December 2010 with aging tests still ongoing into 2011. Our aging tests have passed the 31-day period deemed to be successful aging. The pre-prototype stage focused on the material aspects and properties of the materials. This pre-prototype stage occurred from July 2010 to September 2010 and culminated in a first demonstration of a 12 and 24 volt igniter which we presented to Emerson in October of 2010. The 120 volt design will progress in parallel to the foregoing plan.

The initial design is complete and we have acquired a new production lot for the composite base. This material is 1/3 the price of the original prototypes that was developed by SenCer and the supplier has assured long term acquisition of this material, although we do not have a verbal or written agreement to ensure any prolonged acquisition of this material, nor are there any assurances that we will be able to secure the material on a long term basis. We will run 2 lots of the composite base, one with the old chemistry, which is no longer available and one with the new lot. These will be analyzed to assure there is no degradation from the new chemistry.

All bench designs, which serve the purpose of testing the igniter designed to the OEM’s are complete. We own one piece of analytical equipment, a thermal expansion unit. Pursuant to an arrangement between SenCer and us and consistent with SenCer’s role to develop the technologies, SenCer has permitted us to use its testing equipment, manufacturing equipment for prototypes and software. This equipment will allow us to fully characterize and test under all conditions for the igniter. Final bench programming to allow for CSA certification tests is half complete. In addition portable prototype demonstration packages are almost complete for showing potential customers a direct side by side comparison of our igniters against competitors’ igniters.

Task 2.	Igniter Marketing / Patents (CERIS)

We have developed a presentation to interest potential OEM partners. OEM partners are interested in another market source and would provide internal testing of our igniters prior to purchase. Once the initial prototypes are complete we will have our patent attorneys, Brian Shaw of Harter Secrest & Emery, LLP, conduct a patent review of the first 2 patents.

Task 3.	Continued Product Development

Once the Igniter Development has concluded we will continue our development efforts on the Ceramic Oxygen Sensor (Ceros), Ceramic Oxide Brake Systems (Cerob), and Ceramic Oxide Fuel Cells (Cerofc). We have sought and will continue to seek partnerships with both commercial and government agencies. At the present time, no agreements, arrangements or understandings have been completed regarding those potential partnerships.

Phase I Work Scope - (CERIS) Igniter

Task 1.	Igniter Development and Testing (CERIS)

We will fabricate a 12, 24 and 120 volt initial ceramic igniter design and synthesize the conductive compound and underlying substrate. Testing and will be done on hermetically coated and uncoated samples to characterize the best system. We will conduct marketing efforts in the form of parallel testing at original equipment companies and provide a written evaluation and input for final design to the original equipment companies.

We have thus far met the following primary objectives: (a) developed an in-house conductive compound synthesis; (b) further developed the substrate utilizing lower cost materials; and (c) repeatedly tested all synthesis steps. We constantly update our development based upon feedback we receive from our test results on in-house processes. We have completed development of our first prototype. We expect to produce a finished product that is ready for sale by the fourth quarter of 2011.

Design optimization efforts will fall into the following five subtasks:

Task 1.1    Fabricate Final Shape—We will work with industry end users to develop a 12, 24 and 120 volt standard shape and will develop further shapes based upon the manufacturer’s input. Several costing candidates will be investigated based upon different chemistries.

Task 1.2    Develop Cycling and Gas Ignition Bench Software—A standard set of test programs will be written to address multiple part testing. This standard software will be utilized on several bench systems for life cycle testing. These tests will conform to CSA requirements.

Task 1.3    Ink Development-Perovskite and Other Candidates—The candidate conductive powders, once synthesized, will be turned into a ceramic inks for eventual silk screening or injecting onto the substrates. Once dried and heated to high temperature, the inks form a target resistance that governs gas ignition voltage and temperature. The ink patterns themselves control the 12, 24, and 110 volt operation. The candidates will be evaluated based upon cost and performance (life).

Task 1.4    Cycling Tests Bench A—OEM data has revealed the need for 200,000 on/off cycles for acceptance testing and the need for 100% ignition at the respective 12, 24 and 110 volt specifications. This is a typical life cycle for home heating systems. Bench A will be used with an automated control system to gather cycle data including, current, voltage, calculated resistance, and temperature. Visual or Scanning Electron Microscope (SEM) and chemical (X-Ray diffraction) inspection will be done after multiple cycling to assess further what the life cycle characteristics are of the different voltage igniters.

Task 1.5    Percent Ignition Cycling Tests Bench B—An automated gas valve system will be programmed and setup to gather percent ignition and corresponding temperature of ignition success data. Timing of this test will closely resemble a typical gas furnace system.

Task 1.6    CSA Testing-Certification—Tests will be conducted at CSA facilities for final qualification.

Task 1.7    Other Shape Development—Through OEM requests, we will develop shape characteristics within the capability of the technology. New shape forms will be investigated for specific applications.

Igniter Development Precursor Work

Project	Description	Work Performed By	Technology Ownership	Dates
UltraTemp-C	Develop Fuel Cell Compatible Composite	SenCer	SenCer	3/2002-11/2008

Emitter	Develop Conductive Emitter (Plastic Welding)	SenCer	SenCer	10/2007-11/2008

Igniter	Proof of Concept – Initial Igniter	GreenCell	GreenCell	1/2010-Present

Note: Technology Transfer to GreenCell Through JV Agreement

Igniter	Develop Commercial Prototype	GreenCell	GreenCell	1/2010-Present

Current Development Timeline

Igniter	Project Start	GreenCell	GreenCell	2/2010

Igniter	UltraTemp-C Composite Completion	GreenCell	GreenCell	2/2010-6/2010

Igniter	Ink/Layer Development	GreenCell	GreenCell	3/2010-Present

	Internal Synthesis of Compounds		(Estimated)

	Ink synthesis Layer Application on Substrate		(Estimated)

Igniter	Initial OEM Prototype	GreenCell	GreenCell	9/2010

Igniter	Aging (Electrical/longevity) Tests	GreenCell	GreenCell	9/2010-Present

Igniter	First OEM Presentation	GreenCell	GreenCell	10/2010

Igniter	Final GreenCell Testing	GreenCell	GreenCell	10/2010-6/2011

Igniter	CSA Testing	CSA International	GreenCell	6/2011 (Estimated)

Igniter	Projected Initial Order	GreenCell	GreenCell	Fourth Quarter of 2011

The first OEM presentation was made to Emerson Climate Technologies (“Emerson”) and resulted in Emerson requesting a quotation for a production run of 300,000 igniter units. Emerson has offered to jointly design and test those units in the field. We have submitted our quotation to Emerson; however, to date, there is no verbal or written agreement between Emerson and us regarding the potential order or joint design and testing. To date, Emerson has not participated in any development.

The table above outlines the precursor technology development at SenCer and the progress of our development timelines for the igniter. The progression of events regarding us involved qualifying newer raw material candidates during fabrication of UltraTemp-C and conducting in-house development of the conductive inks. The conductive inks are synthesized from the precursor chemicals and high temperature fired to form the compound. Inks are then made using specific chemical formulas that we have developed. The process involves fabrication of the UltraTemp-C substrate, then application of the conductive ink layer onto the substrate with final high temperature heating to form the finished igniters. The finished igniters are then bench tested for electrical performance and long term aging or longevity stability.

The UltraTemp-C igniter is a two component device. The design utilizes a substrate or encapsulant of a ceramic composite (UltraTemp-C) with a bonded layer of a conductive oxide ceramic (ink resistance layer) to formulate a design that includes cost improvements and oxidation resistance. Voltage is applied to the conductive layer and within approximately 17 seconds or less and the conductive layer is heated to 900-1200 degrees centigrade and a flowing gas is passed over the device for ignition of the gas.

Task 2.	Igniter Marketing / Patents (CERIS)

Task  2.1    Product Design Review—The final assessment for manufacturing an initial lot of igniters will be made.

Task 2.2    Patent Filing—Patent applications will be reviewed and filed for the Ceris Product and ancillary process patents.

Task 2.3    Marketing: First OEM Tests—Once suitable initial candidates are ready, through us and market leader testing, a portable prototype station will be completed and presentations of the technology will be made available for evaluation to potential customers that want us to license our technology to them or enter into partner licensing arrangements.

Manufacturing and Distribution of Products

Manufacturing

We do not presently have manufacturing agreement to manufacture our future products.

Manufacturing will be accomplished through negotiations and either entering into an agreement with SenCer to use their manufacturing equipment at our New York facility or we will use the manufacturing facilities and capabilities of third party manufacturers.

Our Manufacturing Abilities

Because we lease the entire New York facility where SenCer had previously established manufacturing processes, we may conduct our own manufacturing. SenCer has previously developed manufacturing processes to implement efficient and flexible production equipment. Should we undertake our own manufacturing, we plan to rent SenCer’s manufacturing equipment, including: (a) advanced, commercially available manufacturing software and computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated design tools to streamline the design and manufacturing processes; (b) complex computer simulations and analyses in the conceptual design phase before functional prototypes are created; (c) 4 ceramic production milling machines; (d) 5 high temperature furnaces for production; (e) 3 high temperature furnaces for prototype laboratory analyses; (f) compound synthesis and ink making equipment to develop proprietary layers and chemistries; and (g) analytical instrumentation including a laser particle analyser, thermal analysis equipment, mechanical testing equipment, and microscopic analysis equipment for materials development and quality assurance tracking during manufacturing.

We have no present agreements, understandings or arrangements with SenCer to rent their equipment and we have no present calculation of the cost involved in renting the equipment from SenCer; however, pursuant to an arrangement between SenCer and us and consistent with SenCer’s role to develop the technologies, it has permitted us to use its testing equipment, manufacturing equipment for prototypes and software. As indicated above, if weundertake our manufacturing, we will lease such equipment from SenCer. There is no assurance that we will have sufficient financial resources to secure additional equipment. There is no assurance that we will ever use our New York facility for our manufacturing needs.

We have invested in a thermal expansion analytical instrument that is used in each product development stage to maximize product lifetime by measuring the thermal expansion of materials to 1600C. It is critical in the design of our future products when layers are combined to minimize thermal stress in the product and to adjust our manufacturing processes accordingly, regardless of whether we or a third party manufacturer ultimately undertakes our manufacturing process.

Should we undertake our own manufacturing, we will attempt to embrace lean-manufacturing principles to reduce waste by shortening the timeline between the customer order and delivery, accomplished by initiatives to achieve high product quality across our manufacturing operations. We will attempt to work both independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. We will attempt to form technical alliances with engineering firms to identify long-term engineering opportunities.

Third-Party Manufacturing

Our current leased space has the capacity only to produce approximately 2,000 igniters per month; should our demand exceed that level we will need to add additional equipment in our current facility or hire third party manufacturers. Even if our demand does not exceed that level, we may solely use the services of a third-party manufacturer. Should we enter into a co-development agreement where the co-developer has manufacturing facilities that meet our needs, those manufacturing services may be part of a co-development agreement. We have no present agreements with a third party manufacturer. There is no assurance that we ever be able to secure a third-party manufacturer to accomplish our manufacturing objectives on reasonable terms.

Capital Equipment

SenCer’s capital equipment currently consists of: (a) computer numerically controlled production equipment to fabricate shape and other design features according to an OEM’s specifications; (b) powder synthesis equipment to synthesize the composite material; and (c) high temperature furnaces to harden the composite material.

Inventory

We will attempt to implement a Just in Time inventory system where our products are delivered just when needed and neither sooner or later. In other words, we will make the final product from design engineering to the last manufacturing operation before delivery. Therefore, we will not typically maintain inventory

Dependency Upon a Single or a Few Customers

We currently do not have any customers. We do not anticipate becoming dependent upon one or a few customers since we will be offering our products to OEMs, component builders, and end users in the home heating and cooling, and automotive fields. Should we enter into a co-partnering or supplier agreement with other companies that provide for a continuous supply of our products, we may have a single or a few customers that account for more than ten percent of our business.

Competition

Competition in the fuel cell industry is intense and fast-developing, including the adoption of fuel cells in automobiles, which is expected to accelerate rapidly over the next ten years (Pike Research Report, 2010). We face the following competitive factors relative to our future fuel cell products from the automotive, stationary power, and home power industries:

•	potential new competitors;

•	implementation of new state and federal regulations;

•	threat of substitute power to replace fuel cells;

•	competitors developing breakthrough fuel cell technology that makes our fuel cell technology obsolete;

•	competition from substitute goods, such as further developed gasoline/diesel engines and hybrid and compressed natural gas vehicles that have medium-term competitive advantages; and

•	greater financial, technological and personnel resources by our competitors to conduct research and development and maintain or expand operational capacity.

Our competitors have greater financial and operational resources, more technological personnel, product variability brand name recognition than we do. The markets in which we participate are highly competitive. Our future igniter product has competitors in the home heating and automotive industries, including Saint-Gobain Corporation and Kyocera Corporation. Our future oxygen sensor product has competitors in the automotive industries, including Bosch, NGK Spark Plugs USA, Inc., Denso Corporation, and AC Delco. Our future fuel cell and brake pad products have competitors in the automotive industry, including Siemens USA, Ford Motor Company, General Motors, Chrysler Corp, Toyota Corp and Federal Mogul Corporation. SenCer’s UltraTemp-C Technology that will be sued in our future products has competitors in all of the foregoing industries.

The most significant competitive factors we face are product reliability, product performance, product availability, service and price. The automotive, home heating, and supply industries are highly fragmented and extremely competitive. We will attempt to compete against our competitors, contingent upon adequate financing, by:

  Refining our current technologies;
  Developing new related technologies;
  Expanding our manufacturing facilities;
  Expanding new products into existing markets;
  Searching for new markets and products; and
  Entering into co-partnering arrangements described immediately below.

Co-Partnering

Because there are synergies between the above and many other competitors and us, we may seek to enter into suitable co-partnering arrangements or agreements with ay one or a combination of the above other competitors. The co-partnering arrangements may include:

  Supplying our individual product to the co-partner;
  Sub –licensing our technology to the co-partner;
  Supplying sub-assembly manufacturers with our component part;
  Developing targeted applications for the co-partner;
  Utilizing our rapid prototyping technology, as explained immediately below for new product development on behalf of co-partners;
  Expanding new products into existing markets; and
  Searching for new markets and products.

Suppliers

We will require a dependable supply of the following materials for our future products:

•	Ceramic oxides

•	Ceramic fibers

•	Thermal wire

•	Brazing alloys

•	Potting compounds

We do not have any agreements or current arrangements to obtain a guaranteed supply of these materials. We will obtain our materials on an as-needed basis from global suppliers of ceramic oxides and from United States regional suppliers of ceramic fibers, thermal wire, brazing alloys, and potting compounds. Because there are multiple suppliers that exist in each of these materials, we do not expect to encounter any supply difficulties.

However, we may encounter shortages or supply interruptions, which could result in increased costs for our products or significant delays in the manufacturing process, each of which would have a material adverse effect on our revenues. We may from time to time enter into written agreements should we obtain favorable supplier, delivery and price terms, in particular with regard to fiber suppliers, as a result of process specific specifications required in the supply of the ceramic fiber materials we need.

Intellectual Property

Patents/Intellectual Property

We do not currently own any patents to our proprietary intellectual properties. During the first twenty-four months of our Plan of Operations and contingent upon adequate financing, we, along with SenCer, plan to jointly file patent applications for our processes and technologies.

Licenses/Royalties

We have a December 8, 2009 Technology License Agreement and an amended August 26, 2010 Technology License Agreement with SenCer, wherein SenCer granted to us an exclusive worldwide license to use its existing ceramic composite technology as well as any such technology developed thereafter using the UltraTemp, Ceris or Ceros products for the transportation and appliance gas ignition markets , including gas igniters, appliance igniters, flue gas sensors, automotive sensor heaters, automotive gas sensors, fuel cell stack and components, head and gas distribution products. In return for the granting the igniter technology license, we are required to pay SenCer a royalty on a quarterly basis of 2% of the gross sales or further licensing of the igniter technology or the sale of products which include that technology. This 2% royalty will not be paid on planned future products: oxygen sensor, fuel cell and brake pads. In other words, the 2% royalty is solely limited to the igniter. SenCer is permitted to by the joint venture agreement to develop any core UltraTemp applications that are not provided for in the joint venture agreement.

SenCer had developed some early prototypes of the technology for a completely different application, a ceramic emitter to be used in plastic welding. This is the work referred to regarding the royalty payment. Since this technology was not automotive or gas ignition it was determined that a separate royalty was consistent with SenCer having conceived the new igniter market. No work was done on the igniter technology until after the Joint Venture Agreement was signed. SenCer is permitted to by the joint venture agreement to develop any core UltraTemp applications that are not provided for in the joint venture agreement.

Trademarks

We do not have any trademarks.

Government Regulation

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the home heating and automotive electronics and accessories industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our products, which are generally applicable to business operations such as ours, such as laws relating to health and safety of employees, product safety, and laws affecting the environment, business licensing requirements, income taxes and payroll taxes.

Certification Requirements

On September 30, 2004, The Rochester Institute of Technology, through a Department of Labor grant to prepare a strategic business assessment of SenCer, acquired the CSA International regulations on SenCer’s behalf for hot surface igniters in conjunction with preparing an igniter business plan for us.

The process for CSA certification is typically 1-2 months. We will pre-test the candidate igniters at our facilities and once assured of meeting the requirements outlined in the documented specifications, we will submit a set of test samples to CSA. CSA will then conduct their own independent tests outlined in the industry specifications to insure compliance.

CSA International is a global provider of product testing and certification services for the United States, Canada and countries worldwide, for electrical, plumbing, gas and mechanical products. All suppliers of ceramic igniters are required to have this certification.

Once we enter the manufacturing phase of our business, we expect to seek an Igniter CSA Certification from CSA International and an ISO 9002 Certification from the International Organization for Standardization. The CSA certification is required by OEMs to be able to include igniters in OEM certified equipment. While an ISO 9002 certification is not required, it is a common industry standard.

Environmental Regulations

SenCer’s facilities and operations, which we will be using for our research and development and manufacturing needs, are subject to a wide spectrum of federal, state and local environmental laws, regulations, ordinances and directives, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Additionally, our operations are governed by laws relating to workplace safety and worker health, including the Occupational Safety and Health Act laws. The nature of SenCer’s and our operations expose us to environmental and worker health and safety claims and liabilities, which we believe that SenCer’s current operations are in compliance with. There is no assurance that we will not incur material costs in connection with environmental related liabilities or claims.

We believe that the future cost of compliance with existing environmental laws will not have a material adverse effect on our business, financial condition or results of operations. In so far as our actual future products, all materials are made from stable metal oxides and the solvent system is simple water, which would not likely have a significant environmental impact because the raw materials for these products do not react chemically with the environment either during manufacturing or at the end of their life-cycle. However, future events, such as changes in existing environmental laws or their interpretation or the discovery of presently unknown conditions, may give rise to additional compliance costs or liabilities for the subsidiaries that could have a material adverse effect on our business, financial condition or results of operations.

We do not believe that we have material environmental issues pertaining to our manufacturing facilities from prior owners or leases. The buildings were constructed during the 1960’s and were occupied by a trucking company, who then donated them to Yates County, New York, and were never used by any industrial manufacturing or other concern that to our knowledge would cause environmental claims or liabilities.

Research and Development Expenditures

Research and Development

We have incurred $147,125 in research and development expenses from our inception on December 7, 2009 to March 31, 2011. Our co-founder, SenCer, spent $187,000 on research and development during calendar year 2009 on ceramic emitted development, power fuel cell components (non-joint venture technology), material synthesis development and composite device development.

Employees

We have five employees:

•	Our Chief Executive Officer/Chief Financial Officer/Chief Accounting Officer/ Secretary/Treasurer/ Chairman of the Board, Dan Valladao, who directs our operations and directs our marketing program, who is also the Chief Executive Officer/Chairman of the Board of our co-founder, General Automotive;

•	Our Chief Technology Officer/Director, David Burt, who develops our technologies and future products, who is also the President of our co-founder, SenCer;

•	Project Administrator/Bookkeeper;

•	Quality Manager/Technician; and

•	Technician

Our Chief Executive Officer devotes 30% of his time to us and 70% to General Automotive. Once we generate revenues, if ever, we expect that our Chief Executive Officer will devote an increasing but presently indeterminable percentage of his time to us. Our Chief Technology Officer devotes 70% of his time to us and 30% to SenCer.

We use consultants on an as-needed basis to assist us with design, material development, electron microscope, x-ray and chemical analyses. We have thus far used the services of Dr. Matthew Creedon and Dr. P. Darrell Ownby of the Missouri University of Science and Technology for those purposes, who invoice us for their services at the rate of $100 per hour. We have no written agreement with Dr. Creedon or Dr. Ownby pertaining to their consulting services nor do we intend to enter into any written agreement with them. Additionally, we do not intend to hire Dr. Creedon or Dr. Ownby as our employees. Both Dr. Creedon and Dr. Ownby hold PhD Degrees in Material Science.

Item 2. Properties

We maintain our corporate office at 1 Keuka Business Park, Penn Yan, New York, 14527.

Lease of Production Space and Research and Development/Corporate Headquarters

We have a lease agreement with Finger Lakes Economic Development Center located in Penn Yan, New York. The leased space consists of all the space previously leased by SenCer, which consists of 9,900 square feet of production/research and development space and 4,100 of office space in the building known as Canadaigua Building and also Suite 210 of the Keuka Business Park located in Jerusalem, New York, which we and SenCer have verbally agreed to share. All such space is used for common purposes between us and SenCer; however, in accordance with a verbal agreement between SenCer and us, the following space is devoted exclusively for SenCer’s use: (a) 100 square feet located in the Canandaignua Building for research and development; and (b) 100 square feet in the Keuka Building for production use. Additionally, that verbal agreement provides that SenCer provide consideration to us for use of the space by David Burt devoting 70% of his time to us and only 30% to SenCer. There are no other terms to the verbal agreement.

The original lease term was for one year from May 1, 2010 to April 30, 2011 and our monthly rental payment was $4,450 plus a $450 monthly utility allowance. We extended that lease on a month to month basis through the end of June 2011. We are currently formalizing a new lease agreement to remain in the same space for $4,600 a month plus a $450 monthly utility allowance. We are solely responsible for the rent and there is no provision for SenCer to issue an invoice to us for the use of the space we commonly use. We have agreed that the leased premises shall be used solely and exclusively for the purpose of production, assembly, warehousing, and distribution of composite material known as “UltraTemp”. Both buildings are occupied by SenCer and our employees who will engage in research and development and production activities in connection with our business. SenCer has no other property that it owns or pays rent pertaining to its business or otherwise. We do not currently rent space to SenCer, SenCer does not currently rent any space to us.

We have no policy with respect to investments in real estate development or interests in real estate, and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Although the lease agreement provides that the leased premises will be used for the purpose of production, assembly warehousing and distribution of UltraTemp, there is no specific provision in the lease agreement which specifically provides for our use of SenCer’s equipment located on the leased property and SenCer is not a party to the lease. Therefore, use of SenCer’s manufacturing equipment would require a separate equipment lease with SenCer. The New York leased facility contains manufacturing capabilities previously established by SenCer through their manufacturing equipment, which we may lease from SenCer. We have no current agreement to lease any such equipment from SenCer. We have no present agreements, understandings or arrangements with SenCer to rent their equipment and we have no present calculation of the cost involved in renting the equipment from SenCer and there is no assurance that we will ever use our New York facility for manufacturing needs. Please note, however, that, pursuant to an arrangement between SenCer and consistent with SenCer’s role to develop the technologies, it has permitted us to use its testing equipment, manufacturing equipment for prototypes and software.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently eligible to be quoted on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “GCLL.” At present there is a very limited public market for our common stock.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2011
Quarter Ended	High $	Low $
March 31, 2011	N/A	N/A
December 31, 2010	N/A	N/A
September 30 2010	N/A	N/A
June 30, 2010	N/A	N/A

Fiscal Year Ending March 31, 2010
Quarter Ended	High $	Low $
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Outstanding Options, Warrants or Convertible Debt

As of June 17, 2011 no options or warrants have been issued or outstanding.

Holders of Our Common Stock

As of June 17, 2011, there were 31,760,000 shares of our common stock issued and outstanding held by 37 stockholders of record. We have not issued any shares of preferred stock.

Dividends

Holders of our common stock are entitled to dividends if declared by our Board of Directors out of funds legally available for payment of dividends. From our inception to the date of this Prospectus, we have not declared any cash dividends on our common stock since and do we not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

We did not declare any dividends in the fiscal year ended March 31, 2011, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 17, 2011 we do not have any equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations

For the Four Months ended March 31, 2010, the year ended March 31, 2011 and from Inception on December 7, 2009 through March 31, 2011

We generated no revenue for the period from December 7, 2009 (Inception) until March 31, 2011.

We incurred operating expenses in the amount of $377,939 for the year ended March 31, 2011. Our operating expenses for the year ended March 31, 2011 consisted primarily of general and administrative expenses of $230,829 and research and development fees of $117,891. We had additional expense in the form of interest expense of $9,848. We had no income for that period. Thus we had a net loss of $387,787 for the year ended March 31, 2011.

We incurred operating expenses in the amount of $414,921 for the four months ended March 31, 2010. Our operating expenses for the four months ended March 31, 2010 consisted primarily of consulting fees of $295,000 and professional fees of $56,070. We had no income for that period. We therefore had a net loss of $414,921 for the four months ended March 31, 2010.

We incurred operating expenses in the amount of $792,860 from December 7, 2009 (Inception) until March 31, 2011. Our operating expenses for the period from December 7, 2009 (Inception) until March 31, 2011 consisted of consulting fees of $307,500, general and administrative expenses of $265,446, research and development fees of $147,125 and professional fees of $72,790. We had no other for that period. We therefore had a net loss of $792,860 for the period from December 7, 2009 (Inception) until March 31, 2011.

Plan of Operations

Our Plan of Operations detailed below generally involves the development, testing, patent filings, and marketing of the following future products:

Future Product	Product Categories
Igniter	UltraTemp-C (Base Composite) “CERIS” (Technology and to be branded abbreviation for “Ceramic Igniter System”)
Oxygen Sensor	UltraTemp-C (Base Composite) “CEROS” (Technology and to be branded abbreviation for “Ceramic Oxygen Sensor”)
Fuel Cell	UltraTemp-C (Base Composite) (CEROFC) (Technology and to be branded abbreviation for “Ceramic Oxide Fuel Cell”)
Brake Pads	UltraTemp-C CEROB (Technology and to be branded abbreviation for “Ceramic Oxide Brake”)

These products will be geared towards the home heating and cooling system, automobile heater, automotive sensor and brake pads industries, respectively.

Our Plan of Operations is contingent upon receiving adequate financing totaling at least $1,050,000. We have no commitments or assurances that we will ever be successful in obtaining adequate financing.

Future Product	Development Time Period*	Estimated cost
Completed Igniter Design/Prototype	Completed	$150,000
Igniter Production Scale-up	12 Months after adequate financing is received, if ever, and OEM tests and certification are complete	$750,000	*
Early stage prototypes for oxygen sensor, fuel cell and brake pads**	18 months after adequate financing is received, if ever	$150,000	*
Two patents to be filed with United States Patent and Trademark Office pertaining to processing and device patents	Time period inestimable	$150,000	*
Total		$1,200,000

* **

Pending adequate financing of $1,050,000, which is the total amount of estimated costs minus the $150,000 we have already spent on completed igniter design/prototype.

An early stage prototype is a scaled down prototype that is made at less cost than full scale prototypes. We believe that through this strategy: (a) we will potentially be able to accomplish our proof of concept at less cost; and (b) should an early stage prototype be successful in proving proof of concept, we will potentially be in a better position to interest potential co-developers to completing the prototype and future product or combining the prototype with the co-developers’ technologies.

Our costs incurred to date of $150,000 have been used to complete the igniter design and igniter prototype. The $750,000 estimated cost for the igniter scale up refers to our planned production scale up of the ignition once OEM tests and certification are complete and is contingent upon our receiving adequate financing. We have not incurred any costs to date pertaining to oxygen sensor prototype, fuel cell prototype or brake pads.

Our projected cost estimates for each succeeding stage of product development have been and will continue to be evaluated and changed as we receive feedback from potential OEM customers prior to finalization of a design. For example, if UltraTemp-C proves to be a viable solution to aging and lower cost of a fuel cell, it does not matter how large the capacity of the prototype fuel cell is, only that the aging and cost performance of the fuel cell is demonstrated to the OEM customer, in large part based upon the feedback that we have received from that potential partner or customer. In addition, these products are building blocks to more complex products wherein as we develop more of the core materials development we remove those cost elements from the next product development requirements, such as because the initial layers of the fuel cell are identical to the initial layers of the igniter, we do not have to re-develop the first 2 layers. This foregoing continual evaluation process has occurred since our inception and will continue throughout our development of our future products. Since the chemistry of all the future products is similar, our objective is to set up manufacturing lines for each process with common equipment for the variety of future products consistent with our attempt to lower costs.

Other than the igniter, costs associated with scale up of future prototypes are inestimable until the prototype phase is completed and potential partner negotiations are completed.

Plan of Operation Steps:

•	Complete development of our future products as working prototypes;

•	Complete internal and external testing of our future products;

•	Demonstrate the advantages of our products to targeted industry users or applications;

•	Market our future products by demonstrating their effectiveness at OEMs within a simulated environment;

•	Fabricate an initial design;

•	Further develop and perfect a conductive ink system that will provide high life cycle;

•	Develop and perfect our Ceris based technology;

•	Interface our marketing efforts to end user OEMs and end users;

•	Provide a written evaluation and input to OEMs for final design;

•	Fabricate our final shape and refine our design process for our OEM customers to develop: (a) standard shapes based upon the OEMs input and specifications; and (b) develop additional shapes on an as needed basis to fulfill an OEMs individual specifications;

•	Develop the testing software, otherwise referred to as a Cycling and Gas Ignition Bench Software, which simulates the OEMs environment to conduct testing that reveals the usage time of our future products;

•	In conjunction with the above step, write a standard set of software based test programs that will conform to CSA requirements and test: (a) igniter timing; (b) aging; (c) voltage; (d) calculated resistance; (d) temperature; and (e) oxygen level performance;

•	CSA Testing will be conducted upon our final product design at CSA authorized facilities for final certification of the finished product to the OEM;

•	Our Chief Technology Officer will conduct a final assessment of the manufacturing process in conjunction with: (a) manufacturing an initial lot of our individual future products; and (b) the patent design for the Ceris technology based patent for each of our future products and ancillary process patents;

•	We and SenCer will jointly file patents with the United States Patent and Trademark Office;

•	Once suitable OEM candidates are ready to adopt our technologies and conduct testing, we will complete a portable prototype station to present our produce and technologies at the OEMs place of business for their evaluation;

•	If increased demand for our products occur, we will scale up our manufacturing process to purchase additional capital equipment, such as computerized numerically controlled equipment, which are machining centers to fabricate the igniter, automated inking equipment, and high temperature furnaces for the hardening process; and

•	Seek co-development partners for the development of our fuel cell and brake pads.

Our Plan of Operations is subject to a number assumptions and factors, including whether or not we have adequate financing to proceed with our Plan of Operations.

We expect further net losses in the near future as a result of increased operating expenses until we are able to increase the sale of our products and achieve higher revenues.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $73,318 consisting entirely of cash. Our total current liabilities as of March 31, 2011 were $375,426 consisting of $297,500 of notes payable and $77,926 of accounts payable and accrued expenses. Thus as of March 31, 2011 we had a working capital deficit of $302,108. Subsequent to the year ended March 31, 2011, $205,000 worth of the notes payable were extinguished when the holders of the notes converted the notes to 2,050,000 shares of our common stock.

Operating activities used $330,756 and $88,927 in cash for the year ended March 31, 2011 the four months ended March 31, 2010 and $419,683 for the period from December 7, 2009 (Inception) until March 31, 2011.

Our net loss of $387,787 offset by accounts payable and accrued expenses of $51,931 and depreciation expense of $5,100 were the primary components of our negative operating cash flow for the year ended March 31, 2011. Our net loss of $414,921 offset by stock based compensation of $300,000 and accounts payable and accrued expenses of $25,994 were the primary components of our negative operating cash flow for the four months ended March 31, 2010.  Our net loss of $802,708, offset by primarily by stock based compensation of $300,000 and accounts payable and accrued expenses of $77,925 were the primary components of our negative operating cash flow for the period from December 7, 2009 (Inception) until March 31, 2011.

Contractual Obligations

Our technology license agreement provides for our having a long term obligation to pay SenCer on a quarterly basis, 2% of the gross sales or further licensing of the igniter technology, or the sale of the products which include the igniter technology. We believe that this royalty provision will have a limited impact on operations once we commercialize products because of the reduced material costs of our igniter compared to competitors; however, we are limited in making any claims at our stage of development about claims regarding cost when considering the following factors:

•	Possible increased costs of materials used in our future products;

•	Competitive factors that permit our competitors that have greater financial resources and established product distribution, to obtain favorable payment and cost terms for their materials;

•	Because we have not earned any revenues and we have not brought any products to market , we may have insufficient data to determine whether we can lower costs in the future; and

•	We have not specifically determined our manufacturing costs since we have not entered the manufacturing phase of our development.

We have no other material long term debt or capital lease or purchase obligations or long term liabilities. We do have operating lease obligations as detailed in Item 2, Properties, of this report.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative losses of $387,787 for the year ended March 31, 2011, and expect to incur further losses in the development of our business. These conditions raise substantial doubt about our ability to continue as a going concern.

We are in the development stage and, accordingly, have not yet generated any revenues from operations. Currently, we do not have sufficient cash to sustain ourselves for the next twelve months. We expect to raise additional capital through one or more of the following plans, none of which are in place at the present time: (i) a private placement of our securities; (ii) the procurement of bank lines of credit or other debt facilities; and/or (iii) the procurement of governmental grants that may be available for development of alternative energy technologies such as fuel cell technologies. In the event that this financing does not materialize, we may be unable to implement our current plans for expansion, pay our obligations as they become due, or continue as a going concern, any of which circumstances would have a material adverse effect on the business prospects, financial condition, and results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our “critical accounting polices” are listed in the notes attached to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2011 and 2010;
F-3	Consolidated Statements of Operations for the year ended March 31, 2011 and four months ended 2010;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended March 31, 2011 and four months ended 2010;
F-5	Consolidated Statements of Cash Flows for the year ended March 31, 2011 and four months ended 2010;
F-6	Notes to the Consolidated Financial Statements
27

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management

GreenCell, Incorporated.

1 Keuka Business Park

Penn Yan, New York 14527

I have audited the accompanying balance sheets of GreenCell, Incorporated (‘the Company”), a development stage company, as of March 31, 2011 and 2010 and the related statements of operations, retained earnings, stockholders’ equity, and cash flows for the years then then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenCell, Incorporated as of March 31, 2011 and 2010, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in development stage, has experienced losses from operations since inception, and has not established a source of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

June 17, 2011

GreenCell Incorporated
(A Development Stage Company)
Balance Sheets

	March 31,	March 31,
	2011	2010
ASSETS

Current assets:

Cash	$73,318	$81,574

Total current assets	73,318	81,574

Equipment, net of accumulated depreciation	20,400	25,500

Total assets	$93,718	$107,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Notes payable	$20,000	$—
Notes payable - shareholders	277,500	—
Accounts payable and accrued expenses	77,926	25,994

Total current liabilities	375,426	25,994

Stockholders' equity:

Common stock, $.01 par value, authorized 100,000,000 shares; 29,710,000 and 29,460,000 issued and outstanding as of March 31, 2011 and March 31,2010, respectively	297,100	294,600

Additional paid-in capital	223,900	201,400

Accumulated deficit during development stage	(802,708)	(414,921)

	(281,708)	81,079

Total liabilities and stockholders' equity	$93,718	$107,074

The accompanying notes are an integral part of these financial statements.

GreenCell, Incorporated
(A Development Stage Company)
Statements of Operations

		For the	For the Period
	For the	Four Months	December 7, 2009
	Year Ended	Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
Revenue	$-	$-	$-

Operating expenses:

General and administrative	230,829	34,617	265,446
Consulting fees	12,500	295,000	307,500
Professional fees	16,720	56,070	72,790
Research and development	117,891	29,234	147,125

Total operating expenses	377,939	414,921	792,860

Net income (loss) from operations	$(377,938)	$(414,920)	$(792,859)

Other income (expense):

Interest expense	9,848	—	9,848

Total other income (expense)	9,848	—	9,848

Net income (loss)	$(387,786)	$(414,920)	$(802,707)

Weighted average number of common
shares outstanding, basic and fully diluted	29,710,000	26,372,412

Net loss per weighted share
basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

GreenCell, Incorporated
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid-in	Developmental	Stockholder's
	Shares	Amount	Capital	Stage	Equity
December 7, 2009	—	$—	$—	$—	$—

Shares issued for cash	1,960,000	19,600	176,400	—	196,000

Shares issued for services	6,000,000	60,000	240,000	—	300,000

Shares issued for technology license	21,500,000	215,000	(215,000)	—	—

Net income (loss) December 7, 2009
(Inception) to March 31, 2010	—	—	—	(414,921)	(414,921)

Balance, March 31, 2010	29,460,000	294,600	201,400	(414,921)	81,079

Shares issued for cash	250,000	2,500	22,500	—	25,000

Net income (loss) for the year ended
March 31, 2011	—	—	—	(387,787)	(387,787)

Balance, March 31, 2011	29,710,000	$297,100	$223,900	$(802,708)	$(281,708)

The accompanying notes are an integral part of these financial statements.

GreeCell Incorporated
(A Development Stage Company)
Statements of Cash Flows

		For the	For the Period
	For the	Four Months	December 7, 2009
	Year Ended	Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
Cash flows from operating activities

Net loss	$(387,787)	$(414,921)	$(802,708)

Adjustments to reconcile net loss to net cash:

Depreciation expense	5,100		5,100
Stock-based compensation	—	300,000	$300,000

Changes in operating assets and liabilities:

Accounts payable and accrued expenses	51,931	25,994	$77,925

Net cash used in operating activities	(330,756)	(88,927)	(419,683)

Cash flows from investing activities

Purchase of equipment	—	(25,500)	(25,500)

Net cash used in investing activities	—	(25,500)	(25,500)

Net cash from financing activities

Issuance of common stock	25,000	196,000	221,000
Proceeds from borrowings	297,500	—	297,500

Net cash provided by financing activities	322,500	196,000	518,500

Net increase (decrease) in cash	(8,256)	81,574	73,318
Cash, beginning of period	81,574	—	—

Cash, end of period	$73,318	$81,574	$73,318

Supplemental information:

Issuance of 5,600,000 shares of common stock for consulting services	$—	$280,000	$280,000

Issuance of 400,000 shares of common stock in exchange for legal services	$—	$20,000	$20,000

Issuance of 21,500,000 shares of common stock in exchange for technology license	$—	$215,000	$215,000

The accompanying notes are an integral part of these financial statements.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 1—Organization and nature of operations

Organization

GreenCell, Incorporated (“the Company”) was organized December 7, 2009 under the laws of the State of Florida. The Company has not commenced significant operations, and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entity,” the Company is considered a development stage company.

The Company is in the business of developing commercial and industrial applications for the SenCer, Inc. (“SenCer”) Ultra Temp Composite, including igniters, oxygen sensors, fuel cells, and brake pad products for the automotive, home appliance, heating and cooling and medical industries. SenCer is one of the founding shareholders of the Company.

As indicated above, the Company is an early development stage business, with no revenue generating operations and does not anticipate generating revenues before the fourth quarter of the fiscal year beginning April 1, 2011. In order to commence revenue generating operations, the Company needs to complete development of its igniter and then begin marketing and selling its future igniter product. The Company then needs to complete development of its O2 sensors, fuel cells, and brake pad future products and thereafter sell and market these products.

Accounting period

The Company has adopted a fiscal year accounting period that begins on April 1, and ends on March 31 of a given year.

Note 2—Summary of significant accounting principles

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Furniture and equipment

Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Furniture and fixtures	5-7 years
Office equipment	5-7 years
Vehicles	5 years
Machinery and equipment	5 years

Long-Lived Assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2011.

Inventories

Inventory is valued at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Obsolete items are carried at estimated net realizable value.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.

Research and development

The Company accounts for research and development costs in accordance with FASB ASC subtopic 730-10, “Research and Development.” Under FASB ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred, and includes payroll, employee benefits, stock based compensation, and other head-count related expenses associated with product development, material and supplies, and outside engineering and development expenses, purchase of technology, and certain expense incurred in connection with the operation of facilities that are dedicated to current and future research and development projects. The Company incurred research and development expenses of approximately of $118,000 and $29,000 for the year ended March 31, 2011 and for the period December 7, 2009 (Inception) to March 31, 2010, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of April 1, 2010.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Income Taxes (continued)

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718, “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the period December 7, 2009 (Inception) to March 31, 2010, the Company issued 6.0 million shares of its $.01 par value common stock to consultants for consulting services, and in connection with issuance of these shares, the Company recorded additional compensation expense of $300,000 under FASB ASC 718; no shares were issued to consultants for consulting services during the fiscal year ended March 31, 2011.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which the provisions of ASU 2009-15 may have on the Company’s financial statements

In December 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted the guidance in December 2009, and there was no material impact on the Company’s financial statements or related footnotes.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP on December 9, 2009. The application of the Codification did not have an impact on the Company’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance effective December 7, 2009 with no significant impact on the Company’s financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The Company adopted this guidance in December 2009, and the adoption of the provisions of this guidance did not have any material impact on the Company’s financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements. The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in December 2009, and the adoption of the provisions of this guidance did not have any material impact on the Company’s financial statements.

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the additional requirements did not have any financial impact on the Company’s financial statements.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 2—Summary of significant accounting principles (continued)

Recently Adopted Accounting Pronouncements (continued)

On December 7, 2009, The Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 3—Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the company is in the development stage and, accordingly, has not yet generated any revenues from operations. Currently, the Company does not have sufficient cash to sustain itself for the next twelve months. We expect to raise additional capital through one or more of the following plans, none of which are in place at the present time: (i) a private placement of our securities; (ii) the procurement of bank lines of credit or other debt facilities; and/or (iii) the procurement of governmental grants that may be available for development of alternative energy technologies such as fuel cell technologies. In the event that this financing does not materialize, the Company may be unable to implement its current plans for expansion, pay its obligations as they become due, or continue as a going concern, any of which circumstances would have a material adverse effect on the business prospects, financial condition, and results of op0erations. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 4—Equipment

At March 31, 2011, equipment consisted of one piece of analytical equipment, valued at $25,500. The Company recorded $5,100 in depreciation expense for the year ended March 31, 2011.

Note 5—Note Payable

On January 13, 2011, the Company entered into a $20,000 unsecured promissory note (‘Note”) with an outside investor. Interest accrues at 10% per annum. The note and accrued interest is due on January 13, 2012. On May 25, 2011, the Note was converted into 200,000 restricted shares of the Company’s $.01 par value common stock

Note 5—Notes Payable – Shareholders

Notes payable – shareholders consist of the following at March 31, 2011:

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on July 15, 2011	$25,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on August 9, 2011. On May 25, 2011, the note was converted into 250,000 restricted shares of the Company’s $.01 par value common stock	25,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on September 13, 2011	10,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 5, 2011	5,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 22, 2011	10,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 26, 2011	10,000
F-16

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 5—Notes Payable – Shareholders (Continued)

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on November 16, 2011	$5,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on November 23, 2011	10,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 7, 2011	5,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 29, 2011	10,000
Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on January 6, 2012. On May 25, 2011, the note was converted into 1,500,000 restricted shares of the Company’s $.01 par value common stock	150,000
Advances received from co-founding shareholder, unsecured, non-interest bearing, and due on demand	12,500

$277,500
F-17

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 6—Income taxes

At March 31, 2011, the Company had approximately $803,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2031. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	March 31,
Deferred tax asset:
Net operating loss carryforwards	$302,000	$156,000
Deferred tax asset	302,000	156,000
Less: Valuation allowance	(302,000)	(156,000)
Net deferred asset	$—	$—

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,
	2011	2010
Statutory federal income tax expense	(34)%	(34)
State and local income tax(net of federal benefits)	(4)	(4)
Valuation allowance	38	38
	—	—

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $302,000 at March 31, 2011, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of $146,000 is primarily attributable to the Company’s net operating loss reported for the year ended March 31, 2011.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 7—Stockholders’ Equity

In December 2009, the Company issued 21,500,000 shares of its $0.01 par value common stock at an agreed value of $.01 as founders’ shares for licensing rights and services. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On December 9, 2009, the Company issued 2,800,000 shares of its $.01 par value common stock at an agreed value of $.05 for consulting services. In connection with issuance of these shares, the Company recorded compensation expense in the amount of $140,000; this amount is included in consulting fees on the statement of operations. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On February 1, 2010, the Company issued 2,800,000 shares of its $.01 par value common stock at an agreed value of $.05 for consulting services. In connection with issuance of these shares, the Company recorded compensation expense in the amount of $140,000; this amount is included in consulting fees on the statement of operations. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In the period between December 26, 2009 and March 31, 2010, the Company issued 1,960,000 shares of its $0.01 par value common stock for $196,000 cash. Subsequent to March 31, 2010, the Company issued an additional 250,000 shares of its $0.01 par value common stock for 25,000 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On December 8, 2009, the Company issued 400,000 shares of its $.01 par value common stock for legal services. In connection with the issuance of these shares, the Company recorded compensation expense in the amount of $20,000; this amount is included in professional fees on the statement of operations. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Note 8—Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 9—Related Party

On May 4, 2010, the Company entered into a one year Lease Agreement (“Agreement”), expiring April 30, 2011, for 9,900 square feet of production space and 4,100 square feet of office space to be shared with SenCer, Inc, a founding shareholder of the Company. The Agreement provides for a monthly rental payment of $4,450, plus a monthly utility allowance of $450. Under terms of an earlier lease arrangement, which was replaced with the current Agreement, rental expense for the period December 7, 2009 (inception) to March 31, 2010 totaled $14,850.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 9—Related Party (Continued)

On December 8, 2009, the Company entered into a twelve month operating lease for temporary office space with Byrd and Company, LLC, which is controlled by James Byrd, our shareholder and consultant. The lease originally provided for a monthly payment of $2,500 plus sales, tax, but was later canceled and replaced with a one-time payment of $10,000 for initial services provided in connection with coordinating initial audit and filings with the Commission, use of Byrd and Company, LLC’s office located in Orlando, Florida through April 2010, and initial use of Mr. Byrd’s administrative staff during the first 120 days of our operations. Mr. Byrd made the office space available to us free of charge for May 2010, at which time we changed our offices to SenCer’s offices in New York.

On July 15, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $25,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on July 15, 2011 (See Note 5—Notes Payable – Shareholders).

On August 9, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Byrd, Jr. a related party shareholder, wherein Mr. Byrd loaned the Company $25,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on August 9, 2011 (See Note 5—Notes Payable – Shareholders). On May 25, 2011, the Note was converted into 250,000 restricted shares of the Company’s $.01 par value common stock.

On September 21, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on September 21, 2011 (See Note 5—Notes Payable – Shareholders).

On October 5, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $5,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on October 5, 2011 (See Note 5—Notes Payable – Shareholders).

On October 22, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on October 22, 2011 (See Note 5—Notes Payable – Shareholders).

On October 26, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on October 26, 2011 (See Note 5—Notes Payable – Shareholders).

On November 16, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $5,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on November 16, 2011 (See Note 5—Notes Payable – Shareholders).

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 9—Related Party (Continued)

On November 23, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on November 23, 2011 (See Note 5—Notes Payable – Shareholders).

On December 7, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $5,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on November 23, 2011 (See Note 5—Notes Payable – Shareholders).

On December 29, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on December 29, 2011 (See Note 5—Notes Payable – Shareholders).

During the quarter ended December 31, 2010, the Company received a series of advances from its co-founding shareholder, General Automotive Company, Inc. These advances are unsecured, non-interest bearing, and due on demand.

On January 6, 2011, the Company entered into a Promissory Note (“Note”) agreement with Douglass James Nagel, a related party shareholder, wherein Mr. Nagel loaned the Company $150,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on January 6, 2012. (See Note 5—Notes Payable – Shareholders). On May 25, 2011, the Note was converted into 1,500,000 restricted shares of the Company’s $.01 par value common stock

Note 10—Commitments

On January 1, 2010, the Company entered into a twenty-four (24) month Executive Agreement (the “Agreement”) with its Chief Technology Officer (“CTO”) David Burt. The Agreement provides that the CTE will be paid $2,500 per month, plus performance bonus to be awarded by the board of directors (“Board”). The Company may terminate the Agreement for (a) cause, including material breaches of the Agreement that are not cured within five (5) days, a criminal conviction punishable by imprisonment of more than one year involving a crime that includes gross dishonesty or bad morals, engaging in conduct that is detrimental to the Company’s reputation, character or standing or that of the shareholders, or filing by an arbitration panel that the employee breached the non-compete or non-disclosure agreement with the Company, and (b) without cause by a majority vote of the Board. The Agreement provides that the employee my terminate his employment for a variety of good reasons: (a) change of duties and responsibilities, (b) reduction in salary, (c) relocation of corporate offices from Central Florida, (c) refusal to permit the CTO to engage in activities not directly related to the Company’s business, which the employee is permitted to do prior to the Agreement, (d) the Company fails to provide indemnification provided for in the by-laws, (f) the Company fails to obtain the assumption agreement from any successor

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 10—Commitments (Continued)

giving rise to a change of control, or (g) there is any other material breach of this Agreement. With respect to (c) above, “relocating our principal executive offices away from Central Florida,” as a termination right with “good reason,” David Burt was actively involved in the decision to consolidate the Company’s offices and operations to New York and in negotiating the lease for the New York facility, and has waived his rights to termination with good cause due to the relocation of our office and operations to new York (See Exhibit 10.1). The Company’s Board of Directors unanimously approved of David B. Burt’s waiver in this regard.

On December 14, 2009, the Company entered into a twelve (12) month agreement (“Agreement”) with

Emerging Markets Consulting, LLC, a Florida limited liability company, controlled by James S. Painter. The Agreement provides that Emerging Markets Consulting, LLC will provide the Company with various advertising and marketing services in exchange for 2,800,000 shares of the Company’s $.01 par value common stock, which shares were vested and earned upon the execution of the Agreement. The Company has indemnified Emerging Markets Consulting, LLC and its officers in the Agreement against liabilities arising as a result of the relationship between the Company and Emerging Markets Consulting, LLC.

On February 1, 2010, the Company entered into a twelve (12) month agreement (“Agreement”) with Byrd & Company, LLC, a Florida limited liability company, owned and controlled by James Byrd, Jr. The Agreement provides that Byrd & Company, LLC will provide the Company business consulting services, including to consult and advise about (a) corporate structure and strategic advice in connection with going public, (b) engaging appropriate SEC counsel, auditors, transfer agents and other professionals for the purpose of going public as a registered fully reporting public company in exchange for 2,800,000 restricted shares of the Company’s $.01 par value common stock, which shares were vested and earned upon the execution of the Agreement.

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 10—Restatement

The Company restated its financial statements as of and for the four months ended March 31, 2010 to reflect a correction to the balance sheet classification of a technology license received in exchange for the issuance of 21.5 million shares of common stock as an intangible asset. The technology license was originally valued at $215,000 (21.5 million common stock shares at par value of $.01). The SEC staff believes that transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or a the time of the company’s initial public offering normally should be recorded at the transferors’ historical cost basis determined under GAAP (SAB Topic 5:G). The Company was unable to identify specific historic costs associated with the License Agreement prior to the filing of its S-1 Registration Statement; therefore, after further evaluation of all facts associated with the original valuation assigned to the License Agreement, the Company determined that no value should be assigned to the License Agreement. This restatement resulted in a reduction of the intangible asset (Technology License) and paid-in capital of $215,000. In addition, this restatement was made to change the wording in the statement of cash flows (Supplemental information) to reflect that the 21.5 million shares were issued in exchange for the technology license and not issued in connection with the acquisition of the technology license. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

	Original	Restated	Change
Balance sheet:
Total assets	$322,074	$107,074	$(215,000)

Total liabilities and stockholders equity	$296,079	$81,079	$(215,000)

Statement of Cash Flows:

Supplemental Information:

Original description: Issuance of 21,500,000 shares of common stock in connection with acquisition of technology license

Restated description: Issuance of 21,500,000 shares of common stock in exchange for technology license

GreenCell, Incorporated

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2011 and 2010

Note 11—Subsequent Events

On May 17, 2011, the Company entered into a Promissory Note (“Note”) agreement with Tyler Teynor, wherein Mr. Teynor loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on May 17, 2012 On May 25, 2011, the Note was converted into 100,000 restricted shares of the Company’s $.01 par value common stock

On May 25, 2011, the note holders of $205,000 of the Company’s outstanding debt and the Company mutually agreed to convert the outstanding principal owed on the $205,000 worth of promissory notes into restricted common stock of the corporation at a conversion price of $0.10 per share.

In June 2011, all debt holders that converted the outstanding principal due them into restricted common stock of the Company entered into a Waiver of Interest agreement, wherein they waived and forgave all accrued interest due them by Company.

Management has evaluated subsequent events through June 17, 2011, the date of which the financial statements were available to be issued.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2011.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that as of March 31, 2011, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

-  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of March 31, 2011.

Name	Age	Position(s) and Office(s) Held
Dan Valladao	45	President & CEO, CFO/CAO/Treasurer/Secretary/Chairman of the Board
David Burt	55	Chief Technology Officer, Director
Samuel Reeder	79	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Dan Valladao – President/Chief Executive Officer/Chief Financial Officer/CAO/Treasurer/Secretary/Chairman of the Board

Dan Valladao has been our Chairman of the Board, President and Chief Executive Officer since December 7, 2009. Mr. Valladao has 25 years of automotive experience, predominately in the areas of retail, wholesale and original equipment manufacturer sales channels. Since November 2009, Mr. Valladao has been the Chairman, President and Chief Executive Officer of General Automotive Company, an SEC reporting company. From September 2004 to present, Mr. Valladao was President and Founder of OE Source LC, an automotive parts distributor located in Orlando, Florida, which merged into General Automotive in February 2008 as a wholly owned subsidiary of General Automotive Company. From March 1998 to September 2004, Mr. Valladao was the Vice President of Sales and Marketing for APS International, a global manufacturer and distributor of automotive products based in Los Angeles, California and Singapore. From August 1988 to March 1996, Mr. Valladao was an Executive Vice President of Mobile Living Corporation, a retailer of vehicle accessories, located in Concord, California. From November 1996 to March 1998, he was a sales representative of HSG Corporation, a manufacturer’s representatives firm located in Brentwood, California where he was responsible for sales to Original Equipment Manufacturer companies, including Ford Motor, General Motors, Chrysler, Honda and Toyota.

David Burt – Chief Technology Officer/Director

David D. Burt has been our Director and Chief Technology Officer since December 7, 2009. Since 1994, Mr. Burt has been the President and Founder of SenCer, Inc. , a New York State “C” Corporation, located in Penn Yan, New York. At SenCer, Inc., for approximately 14 years, he has directed, designed, developed and manufactured electronic ceramic components that are used primarily for electronic manufacturing of discrete devices, including automobile sensor products and a new worldwide marketed composite material that is used for high purity electronic manufacturing. SenCer has developed a ceramic composite material used in high temperature electronic component manufacturing and conducts research and manufacturing into high temperature fuel cells, automotive sensors and commercial electronic products. “SenCer has four employees: (a) Mr. Burt, its President; (b) an accounting/administrative person; (c) a quality assurance manager; and (d) a technician. SenCer’s business has primarily focused on research and development of ceramic based materials and has earned revenues ranging from $100,000 to $350,000 since its inception in 1994.

From January 1991 to December 1994, Mr. Burt was the owner of ARETE, a consulting firm located in St. Louis, Missouri that developed automotive oxygen sensors. From January 1987 to December, 1990, Mr. Burt was the founder and president of Digital Controls Incorporated, a Missouri “S” corporation located in Rolla, Missouri that developed process controls systems and materials for the materials industry. From October 1984 to December 1986, Mr. Burt was the President/Founder of MRD Corporation, a process control firm located in Rolla, Missouri, which developed high temperature analytical equipment. From August 1978 to July 1983, Mr. Burt was a process research engineer with the Miami Laboratory of Eagle-Picher Industries located in Miami, Oklahoma, including having conducted ceramic nuclear materials research. In June 1978, Mr. Burt received a Bachelor of Science Degree in Ceramic Engineering from Alfred University located in Alfred, New York. In May 1990, Mr. Burt received a Master of Science Degree in Ceramic Engineering from the University of Missouri-Rolla located in Rolla, Missouri.

Samuel Reeder – Director

Samuel Reeder has been our Director since December 7, 2009. Since June 2002, he has been a Director of SenCer, Inc. In May 1986, Mr. Reeder acquired Ferronics, an electronics manufacturing firm located in Fairport, New York and served as its Chief Executive Officer until November 1999, at which time Mr. Reeder’s son, Timothy Reeder, became Chief Executive Officer. Mr. Reeder has been Ferronics’ Chairman of the Board since its inception. From 1964 to 1985, Mr. Reeder was employed by Itek Corporation’s Graphic Products Division, a Reprographic Products firm located in Rochester, New York, having served in increasingly responsible product, marketing, and executive management positions, and then becoming its Senior Vice President of Sales and Marketing from 1984 to 1985. From 1957 to 1964, Mr. Reeder was employed by Champion Paper Company, a Paper Products firm located in Hamilton, Ohio in various sales and marketing roles. In 1950, he received a Bachelor of Arts Degree from Hamilton College located in Clinton, New York. From 1951 to 1955, Mr. Reeder served with the United States Air Force and served a combat tour in Korea. In 1957, he received a Master of Business Administration from Harvard University located in Boston, Massachusetts.

Directors

Our bylaws authorize no less than one (1) and a maximum of nine (9) directors. We currently have three (3) Directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past 10 years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation Committee

We do not have a separately-designated standing compensation committee. The entire Board of Directors performs the functions of a compensation committee.

Code of Ethics

As of March 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In the future, we plan to adopt a Code of Ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Valladao,	2011	$60,000	0	0	0	0	0	0	$60,000
President & CEO, CFO/CAO/Treasurer/Secretary/ Chairman of the Board	2010	$15,000	0	0	0	0	0	0	$15,000
David Burt,	2011	$30,000	0	0	0	0	0	0	$30,000
Chief Technology Officer and Director	2010	$7,500	0	0	0	0	0	0	$7,500

Narrative Disclosure to the Summary Compensation Table

Dan Valladao’s annual salary is $60,000. David Burt’s annual salary is $30,000. Messrs. Valladao’s and Burt’s salary during fiscal year ending on March 31, 2011 was $60,000 and $30,000 respectively. During the fiscal year ended March 31, 2010, Mr. Valladao received $15,000 of salary and Mr. Burt received $7,500 of salary. This reflected payment of three months’ salary for each party.

Neither we, SenCer, General Automotive or any other party pays Mr. Burt or SenCer for any services rendered other than those terms contained in our employment agreement with Mr. Burt and the amended Technology License Agreement between SenCer and us.

Although we have not paid any cash bonuses, our employees, including officers, may receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award from time to time.

Dan Valladao

Dan Valladao became our Chief Executive Officer and Chairman of the Board on December 7, 2009. Pursuant to a written employment agreement effective January 1, 2010, Mr. Valladao is responsible for all aspects of GreenCell, Incorporated’s business.

Employment Agreement with Dan Valladao

We entered into an Employment Agreement between us and Chief Executive Officer, Dan Valladao. The term of the employment agreement is from January 1, 2010 to December 31, 2012. In return for his services as our Chief Executive Officer, the agreement provides that Mr. Valladao will receive a base salary of $5,000 per month, plus performance bonuses awarded by our Board of Directors. We may terminate the agreement: (a) for cause, including material breaches of the agreement that are not cured within five (5) business days, a criminal conviction punishable by imprisonment of more than one year involving a crime that includes gross dishonesty or bad morals, engaging in conduct that is detrimental to our reputation, character or standing or that of our shareholders, or a finding by an arbitration panel that the employee breached the non-compete or non-disclosure agreement with us; or (b) without cause by a majority vote of our Board of Directors.

The employee may terminate his employment with “good reason” if: (a) there is any change in the duties and responsibilities of the employee that is inconsistent with the employee’s duties, responsibilities, or status with us; (b) we reduce the employee’s base salary; (c) we relocate our principal executive offices away from Central Florida; (d) we refuse to permit the employee to engage in activities not directly related to our business, which employee was permitted to do prior to the employment agreement; (e) we fail to provide the indemnification provided for in our bylaws or any other written agreement between the employee and us; (f) we fail to obtain the assumption agreement from any successor giving rise to a change in control; or (g) there is any other material breach of this agreement.

With respect to (c) above, “relocat[ing] our principal executive offices away from Central Florida”, as a termination right with “good reason”, Dan Valladao was actively involved in the decision to consolidate our office and operations in New York and was involved in negotiating the lease for the New York facility, and has waived his rights to termination with good cause due to relocation of our office and operations to New York. Our Board of Directors unanimously approved of Dan Valladao’s waiver in this regard.

Upon the termination of the employment agreement with cause by a majority vote of our Board of Directors, no rights will accrue to the employee prior to the termination date to receive any bonus fully-earned through the date of such termination.

If an employee’s employment is terminated due to death, the employee’s estate will be entitled to receive the base salary through the date of death and any bonus fully earned through the termination date. The employee’s surviving spouse will be eligible for continuation of family benefits subject to compliance with the insurance plan provisions at the full premium rate for a one year period after the termination date due to the employee’s death. The employee’s estate will not be entitled to any other benefits.

In the event of the employee’s disability, either through mental or physical illness, the employee will be entitled to receive the base salary provided for in Section 3 of the agreement accrued through the date of termination for such disability, any bonus fully earned through the termination date and severance equal to 12 months salary, paid in 12 equal monthly installments. In the event of the employee’s disability, the employee’s estate will be entitled to no other benefits.

If the employment agreement is terminated due to the employee’s disability, termination of the employee without cause or for good reason, the employee will be entitled to receive his base salary accrued and any bonus fully earned through the date of the termination as well as severance equal to 12 months salary, paid out in 12 equal monthly installments.

The agreement is subject to confidentiality terms prohibiting the disclosure of confidential information.

David Burt

David Burt became our Chief Technology Officer and Director on December 7, 2009. Pursuant to a written employment agreement dated January 1, 2010, Mr. Burt is responsible for our technologies and future products. He invented, and will continue to develop, the technologies and manufacturing processes to be used in our future products and to develop and manufacture our future products.

Employment Agreement with David Burt

We entered into a January 1, 2010 Employment Agreement between us and our Chief Technology Officer, David Burt. The term of the employment agreement is for 24 months from January 1, 2010 to December 31, 2012. In return for his services as our Chief Technology Officer, the agreement provides that he will receive a base salary of $2,500 per month, plus performance bonuses awarded by our Board of Directors.

We may terminate the agreement: (a) for cause, including material breaches of the agreement that are not cured within five (5) business days, a criminal conviction punishable by imprisonment of more than one year involving a crime that includes gross dishonesty or bad morals, engaging in conduct that is detrimental to our reputation, character or standing or that of our shareholders, or an arbitration panel finding that the employee breached the non-compete or non-disclosure agreement with us; or (b) without cause by a majority vote of our Board of Directors.

The employee may terminate his employment with “good reason” if: (a) there is any change in the duties and responsibilities of the employee that is inconsistent with the employee’s duties, responsibilities, or status with the company; (b) we reduce the employee’s base salary; (c) we relocate our principal executive offices away from Central Florida; (d) we refuse to permit the employee to engage in activities not directly related to our business, which employee was permitted to do prior to the employment agreement; (e) we fail to provide the indemnification provided for in our bylaws or any other written agreement between the employee and us; (f) we fail to obtain the assumption agreement from any successor giving rise to a change in control; or (g) there is any other material breach of this agreement.

With respect to (c) above, “relocat[ing] our principal executive offices away from Central Florida”, as a termination right with “good reason”, David Burt was actively involved in the decision to consolidate our office and operations in New York and was involved in negotiating the lease for the New York facility, and has waived his rights to termination with good cause due to relocation of our office and operations to New York . Our Board of Directors unanimously approved of David Burt’s waiver in this regard.

Upon the termination of the employment agreement with cause by a majority vote of our Board of Directors, no rights will accrue to the employee prior to the termination date to receive any bonus fully-earned through the date of such termination.

If an employee’s employment is terminated due to death, the employee’s estate will be entitled to receive the base salary through the date of death and any bonus fully earned through the termination date. The employee’s surviving spouse will be eligible for continuation of family benefits subject to compliance with the insurance plan provisions at the full premium rate for a one year period after the termination date due to the employee’s death. The employee’s estate will not be entitled to any other benefits.

In the event of the employee’s disability, either through mental or physical illness, the employee will be entitled to receive the base salary provided for in Section 3 of the agreement accrued through the date of termination for such disability, any bonus fully earned through the termination date and severance equal to 12 months salary, paid in 12 equal monthly installments. In the event of the employee’s disability, the employee’s estate will be entitled to no other benefits.

If the employment agreement is terminated due to the employee’s disability, termination of the employee without cause or for good reason, the employee will be entitled to receive his base salary accrued and any bonus fully earned through the date of the termination as well as severance equal to 12 months salary, paid out in 12 equal monthly installments.

The agreement is subject to confidentiality terms prohibiting the disclosure of confidential information.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Dan Valladao	0	0	0	0	0
David Burt	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended March 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Valladao	0	0	0	0	0	0	0
David Burt	0	0	0	0	0	0	0
Samuel Reeder	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Stock Option Plans

We did not have a stock option plan in place as of March 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 17, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 31,760,000 shares of common stock issued and outstanding on June 17, 2011:

Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class
Dan Valladao, CEO, CFO, Chairman of the Board(2) One Keuka Business Park Penn Yan, NY 14527	Common	10,750,000	33.85%
David Burt, CTO, Director(3) One Keuka Business Park Penn Yan, NY 14527	Common	10,750,000	33.85%
Samuel Reeder, Director(4) One Keuka Business Park Penn Yan, NY 14527	Common	10,750,000	33.85%

Total of All Directors and Executive Officers:	Common	21,500,000	67.70%

More Than 5% Beneficial Owners:
General Automotive Company (5) 5422 Carrier Drive, Suite 309 Orlando, FL 32819	Common	10,750,000	33.85%
SenCer, Inc. (6) One Keuka Business Park Penn Yan, NY 14527	Common	10,750,000	33.85%
James Byrd, Jr.(7) 8815 Conroy Windermere Road, Suite 417 Orlando, FL 32835	Common	2,890,000	9.10%
James Painter(8) 10724 High Crest Court Howey In The Hills, FL 34737	Common	2,890,000	9.10%
Douglas James Nagel as Trustee of the Douglas James Nagel Revocable Trust of 5/1/89	Common	1,700,000	5.35%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	General Automotive owns 10,750,000, or 33.85% of our outstanding shares. Our Chief Executive Officer, Dan Valladao, owns 21.2% of General Automotive’s issued and outstanding shares of common stock. The attribution to Dan Valladao of beneficial ownership of 10,750,000 shares owned by General Automotive reflects his ownership of General Automotive and his individual Board vote on General Automotive’s Board of Directors.
3.	SenCer, Inc., owns 10,750,000, or 33.85% of our outstanding shares. Our Chief Technology Officer, David Burt, owns 51% of SenCer’s outstanding shares. The attribution to David Burt of beneficial ownership of 10,750,000 or 33.85% reflects his ownership of SenCer, Inc. along with his individual Board vote on SenCer’s Board of Directors. Samuel Reeder, by virtue of his seat on the Board of Directors of SenCer Inc., is also being attributed beneficial ownership of the same 10,750,000 shares or 33.85% ownership of SenCer, Inc. As David Burt and Samuel Reeder are both being attributed the beneficial ownership of the same lot of shares, the lot of 10,750,000 shares owned by SenCer, Inc., will only be counted once for the total ownership by all Directors and Executive officers.
4.	SenCer, Inc., owns 10,750,000, or 33.85% of our outstanding shares. Samuel Reeder is a Director of SenCer, Inc. The attribution to Samuel Reeder of beneficial ownership of 10,750,000 or 33.85% reflects his individual Board vote on SenCer’s Board of Directors. David Burt, by virtue of his ownership of SenCer, Inc., and his seat on the Board of Directors of SenCer Inc., is also being attributed beneficial ownership of the same 10,750,000 shares or 33.85% ownership of SenCer, Inc. As David Burt and Samuel Reeder are both being attributed the beneficial ownership of the same lot of share, the lot of 10,750,000 owned by SenCer, Inc., will only be counted once for the total ownership by all Directors and Executive officers.
5.	General Automotive’s Board of Directors by majority vote has sole voting and investment power over the 10,750,000 of our common shares that it owns. General Automotive’s Board of Directors consists of: (a) Dan Valladao, who is also our CEO; (b) Tim Alford who owns 10,000 shares of our common stock; and (c) Kenneth Adams. SenCer’s Board of Directors by majority vote has sole voting investment power over the 10,750,000 of our common shares that it owns. SenCer’s Board of Directors consists of: (a) David Burt, who is also our Chief Technology Officer/Director; (b) Samuel Reeder, who is also our Director; (c) Tim Reeder who is Samuel Reeder’s son; (d) Richard Ackart, and (e) Dr. P. Darrell Ownby, who renders services to us as a consultant.
6.	SenCer’s Board of Directors by majority vote has sole voting investment power over the 10,750,000 of our common shares that it owns. SenCer’s Board of Directors consists of: (a) David Burt, who is also our Chief Technology Officer/Director; (b) Samuel Reeder, who is also our Director; (c) Tim Reeder who is Samuel Reeder’s son; (d) Richard Ackart, and (e) Dr. P. Darrell Ownby, who renders services to us as a consultant.
7.	James Byrd, Jr. is the beneficial owner of a total of 2,890,000 of our outstanding common shares, which equates to 9.10% of our outstanding common stock. He beneficially owns the shares as follows: (a) 2,600,000 shares through Byrd & Company, LLC, a Florida Limited Liability Company that Mr. Byrd is the Managing Member of and which he owns and controls, (b) 190,000 shares owned through Mr. Byrd’s retirement account, James Byrd,Jr., SEP-IRA and (c) 100,000 shares that he owns jointly with his wife Robin Byrd.
8.	James Painter is the beneficial owner of a total of 2,890,000 of our outstanding common shares, which equates to 9.10% of our outstanding common stock. He beneficially owns the shares as follows: (a) 2,700,000 shares through Emerging Markets Consulting, LLC, A Florida Limited Liability Company that Mr. Painter is the Managing Member of and which he owns and controls; and (b) an additional 190,000 shares owned through his wife, Ryan Painter, as joint tenants in the entirety.

Item 13. Certain Relationships and Related Transactions, and Director Independence

SenCer and Us

We issued 10.75 million shares to our co-founder SenCer on December 8, 2009 in accordance with the terms of our Technology License Agreement with SenCer.

From January 2010 to April 2010, we leased space from SenCer for $4,950 per month in accordance with a verbal agreement between us and SenCer.

As more fully detailed in Item II Properties, on May 4, 2010, we entered into a one year lease agreement with Finger Lakes Development Center, for 9,900 square feet of production space and 4,100 square feet of office space to be shared with SenCer, our co-founder. This agreement expires on April 30, 2011 and provides for a monthly rental payment of $4,450, plus a monthly utility allowance of $450.

On February 10, 2010, we purchased one piece of analytical equipment from SenCer for $25,500

SenCer/David Burt

SenCer, our co-founder, owns 10,750,000 restricted shares of our common stock. David Burt, our Chief Technology Officer/Director, is SenCer’s Chief Executive Officer, owns 50% of SenCer, over the technologies to us and we are required to pay SenCer 2% of the gross sales pertaining to further licensing if the igniter technology or the sale of process which includes that technology.

Neither we, SenCer, General Automotive or any other party pays Mr. Burt or SenCer for any services rendered other than those terms contained in our employment agreement with Mr. Burt and the amended Technology License Agreement between SenCer and us, which agreement is discussed later in this Item 13. When we first began our operations, SenCer maintained a lease at the New York facility and from January 2010 to the end of April 2010, we paid SenCer a $4,900 monthly fee for the 14,000 square feet we then occupied and the salaries of our employees that were then physically located at SenCer’s facility. There is no written agreement that provides for that specific amount that we then reimbursed SenCer for use of that space. Then, on May 4, 2010, we leased in our own name 9,900 square feet along with 4,100 square feet of office space located at the same New York facility previously rented by SenCer to be shared with SenCer for common purposes of SenCer and us, and we fully established our operational team in the New York facility and hired all of the necessary employees directly. As such, we ceased the practice of recompensing SenCer for the use of the space that they had previously rented and directly paid for our rent, labor, and other costs. Thus, other than the amended Technology License Agreement and Employment Agreement, we do not have any agreements written or verbal in which we pay Mr. Burt or SenCer for services rendered for us.

SenCer/Samuel Reeder

Samuel Reeder, our Director, is also a Director of SenCer. Reeder Ventures, a company under Samuel Reeder’s control, loaned SenCer $1,213,000, as follows: (a) $400,000 on or about July 21, 2002, increased to $500,000 on or about February 28, 2003, which carries a cumulative interest rate of prime plus 3%, and is convertible into SenCer Class A stock at a conversion rate of $200.00 per share of SenCer’s Class A stock, which is SenCer’s only voting stock; and (b) $500,000 on or about July 26, 2005, which carries a cumulative interest rate of prime plus 3%, and is convertible into SenCer’s Class B stock at a conversion rate of $140.00 per share of SenCer’s Class B stock. Additionally, Samuel Reeder individually loaned SenCer $213,000 from 2005-2009, which carries a 7% cumulative interest rate. The loan agreements expire on June 30, 2012. Should the Reeder Ventures’ loans in (a) and (b) be converted, Samuel Reeder will indirectly control through Reeder Ventures: (a) with respect to the Class A voting stock, Reeder Ventures is owed $500,000 principal and $341,636 of interest, which upon conversion would result in Reeder Ventures holding up to 4,208 Class A shares or 28.6% of SenCer’s Class A shares; and (b) with respect to the Class B non-voting stock, Reeder Ventures is owed $500,000 plus $304,451 of interest, which would result in Reeder Ventures holding up to 5,746 Class B non-voting shares of SenCer or 35% of the Class B shares.

General Automotive/Dan Valladao

General Automotive, our co-founder, and an SEC reporting company, owns 10,750,000 restricted shares of our common stock. Our Chief Executive Officer/Chief Financial Officer/Chief Accounting Officer/Chairman of the Board, Dan Valladao, is also the Chief Executive Officer/Chairman of the Board of General Automotive. Mr. Valladao’s ownership of General Automotive is composed of:

(a)	2,315,751 shares of General Automotive’s common shares, or 12.6% of General Automotive’s outstanding shares;

(b)	400,000 options to convert into 400,000 common shares at an exercise price of $0.385 to be exercised at any time within a 60 day period; and

(c)	10,000,000 options to convert into 10,000,000 common shares at an exercise price of $0.04 to be exercised at any time within a 60 day period.

Assuming that all 10,400,000 options were exercised, Dan Valladao would own 43.1% of General Automotive’s outstanding shares, including the 2,315,751 shares he currently owns. This calculation is based on records from General Automotive and its transfer agent, including that as of May 23, 2011 General Automotive has 18,354,417 shares outstanding.

Prior License Valuation

Prior to our formation, Dan Valladao, David Burt and Samuel Reeder, as officers or directors of SenCer and General Automotive, respectively, determined the value of the future technology license as a component of our overall valuation upon formation on a pre-money basis. Our then future management decided that a pre-money valuation of $2.75 million would be our best estimate based on market conditions at the time, given our status as a development stage company. It was then agreed that the contributions made by both SenCer and General Automotive were equal. This was done by negotiated agreement between Messrs. Valladao, Burt and Reeder. Thus, it was determined that both SenCer and General Automotive would be issued 10,750,000 shares; we agreed to issue a total of 6,000,000 shares for legal and consulting services using the same pre-money valuation. In conjunction therewith, we determined that a private placement at the price of 10 cents per share would be conducted, and thus a pre-money valuation of $2,750,000 was established. That was the method by which we determined the value of the contributions made by both of our co-founders, SenCer in terms of the Technology License and General Automotive in terms of marketing, sales and management contributions. After our formation and initial S-1 filing with the SEC, we changed our license valuation to zero.

Related Party Promissory Notes

Between July 15, 2010 and January 13, 2011, we issued 12 separate promissory notes to creditors who made loans to us in the aggregate amount of $285,000. Each note is unsecured and has a 12 month term with interest at the rate of 10% per annum payable along with the principal at maturity. There are no warrants, conversion rights or other equity features associated with these promissory notes. The promissory notes are governed by Florida law.

A complete table of each of the 11 related party promissory notes from July 15, 2010 to January 6, 2011 reflecting a total sum of $265,000 lent to us is set forth below.

Name	Amount	Date of Note	Maturity Date	Amount Due at Maturity
James Painter, III*	$25,000	07/15/10	07/15/11	$27,500
James Byrd, Jr.* and Robin Byrd, TBE (1)	$25,000	08/09/10	08/09/11	$27,500
James Painter, III*	$10,000	09/13/10	09/13/11	$11,000
James Painter, III*	$5,000	10/05/10	10/05/11	$5,500
James Painter, III*	$10,000	10/22/10	10/22/11	$11,000
James Painter, III*	$10,000	10/26/10	10/26/11	$11,000
James Painter, III*	$5,000	11/16/10	11/16/11	$5,500
James Painter, III*	$10,000	11/23/10	11/23/11	$11,000
James Painter, III*	$5,000	12/07/10	12/07/11	$5,500
James Painter, III*	$10,000	12/29/10	12/29/11	$11,000

Douglas James Nagel Revocable Trust of 5/1/89, Amended (2)	$150,000	1/6/11	1/6/12	$165,000

	$265,000

*

Shareholder and also services agreement with us

(1)     James Byrd, Jr and Robin Byrd assigned portions of the principal of their promissory note as follows: a) to Tucker H. Byrd, $7,500, b) to James R. Heistand, $5,000 and c) to John B. Morgan, $2,500. On May 25, 2011, James and Robin Byrd and the foregoing assignees all converted the principal balance on their promissory notes into our restricted common stock at a rate of $0.10 per share resulting in the issuance of 100,000 shares to James and Robin Byrd, 75,000 shares to Tucker H. Byrd, 50,000 shares to James R. Heistand and 25,000 shares to John B. Morgan. James Byrd, Jr., and Robin Byrd, who retained the right to collect all of the interest on the original loan of $25,000, waived all interest they were due under the promissory note.

(2)     On May 25, 2011, Douglas James Nagel as Trustee of the Douglas James Nagel Revocable Trust of 5/1/89, Amended converted the principal balance on this promissory note into our restricted common stock at a rate of $0.10 per share resulting in the issuance of 1,500,000 shares to the Trust. Additionally, he has waived all interest due on the promissory note.

General Automotive/Douglas Nagel/Us

On January 6, 2011, the Douglas James Nagel Revocable Trust of May 1, 1989, Amended loaned us $150,000. At the time of the loan, the foregoing Trust owned 200,000 shares of our common stock.

On May 25, 2011, Douglas James Nagel as Trustee of the Douglas James Nagel Revocable Trust of 5/1/89, Amended converted the principal balance on this promissory note into our restricted common stock at a rate of $0.10 per share resulting in the issuance of 1,500,000 shares to the Trust. Additionally, he has waived all interest due on the promissory note. Subsequent to the issuance, the Trust owned 1,700,000 shares of our common stock.

Douglas Nagel has a consulting agreement with General Automotive, which provides that he perform the functions of a business consultant to General Automotive in business management, growth initiatives and corporate oversight and to General Automotive’s Chief Executive Officer in corporate finance and banking relations, for which General Automotive granted Douglas Nagel 13,500,000 options and 1,000,000 warrants of General Automotive, which represents 44% of General Automotive’s shares as of May 23, 2011 assuming all such options and warrants were exercised. The Douglas James Nagel Revocable Trust of May 1, 1989, Amended owns 4,472,623 shares of General Automotive or 24% of General Automotive’s outstanding shares as of May 23, 2011.

Joint Venture Agreement/Amended Joint Venture Agreement between our co-founders, SenCer and General Automotive

On December 6, 2009, SenCer, as a ceramic technology development and manufacturing company that has developed certain technology that has potential application in the automotive and home heating/cooling and appliance industries entered into a Joint Venture Agreement with General Automotive, an automotive parts importing and distribution company to form us and provide technology, marketing and advisory services to us. The agreement provides that SenCer, Inc. will provide its technical expertise and General Automotive will provide its marketing expertise to us. From an operational standpoint: (a) General Automotive will oversee all marketing of our products, and use its and our Chief Executive Officer’s already established relationships, and attempt to engage new relationships, to secure manufacturers, co-manufacturers, and product distributors in arrangements, agreements, co-partnerships or sublicensing agreements; and (b) SenCer will continue to provide oversight of all development and technical aspects of our product development and manufacturing. Neither General Automotive nor SenCer are contractually or otherwise required to perform the operational roles stated in (a) and (b). Additionally, the agreement provides that: (a) there will be an initial three member board comprised of Dan Valladao, David Burt, and Samuel Reeder, each for a two year term; (b) we will have one hundred million (100,000,000) authorized shares; (c) we will seek to raise one million dollars of private capital; (d) James Byrd, Jr. (or his company) will provide consulting services to us in strategic business growth and development for which we will pay him 2,800,000 shares of common stock; (e) James Painter (or his company) will provide consulting in the areas of investor relations and shareholder relations, for which he will be paid 2,800,000 shares; (f) Law Office of Frederick M. Lehrer, P A will be paid 400,000 shares for SEC and related legal work; (g) SenCer and General Automotive will each receive 10,750,000 shares for their respective services, know-how and technology; (h) Dan Valladao will be our Chief Executive Officer and David Burt will be our Chief Technology Officer; and (i) Dan Valladao will receive a salary of $5,000 per month for his work as Chief Executive Officer under a three year employment agreement and David Burt will receive an initial base salary of $2,500 per month, both of which will be provided for in a three year employment agreement effective January 1, 2010.

We have an Amended Joint Venture Agreement dated July 13, 2010, which provides that board members may not be removed without the affirmative vote of more than seventy-five percent of our issued and outstanding shares.

Technology License Agreement/Amended Technology License Agreement

On December 8, 2009, SenCer, Inc., the licensor, entered into a Technology License Agreement with us effective as of that same date. Under the agreement SenCer granted to us a perpetual, irrevocable, exclusive, and non- transferable, unlimited, unrestricted, worldwide license to use its existing ceramic composite technology as well as any such technology developed thereafter using the UltraTemp, Ceris or Ceros products for the transportation and appliance gas ignition markets , including gas igniters, appliance igniters, flue gas sensors, automotive sensor heaters, automotive gas sensors, fuel cell stack and components, head and gas distribution products. In return for the grant of the license, we are required to pay SenCer on a quarterly basis, 2% of the gross sales pertaining to further licensing of the igniter technology or the sale of the process, which includes that technology. Further licensing refers to our core products technologies that will be used in manufacturing other products and/or we enter into manufacturing, co-manufacturing or distribution agreements where licensing of our technology will be an inherent element in such other products. The royalty is not limited to the igniter and this igniter technology, but will also include our other future planned products; oxygen igniters, fuel cells, and other products.

“Derivative Technology” is defined in the agreement as any and all proprietary processes, inventions, discoveries, technology, apparatus, tools, drawings, designs, plans…and any and all other intellectual property or proprietary information discovered, derived or developed from or based on the “Licensor Technology” defined immediately below, or as a result of our use of the Licensor Technology. “Licensor Technology” is defined in the agreement as any and all proprietary processes, inventions, discoveries, technology, apparatus, tools, drawings, designs, plans…and any and all other intellectual property or proprietary information, that presently exists or is developed prior to, on or after the date of the agreement relating in any way to SenCer’s ceramic composite technology using the UltraTemp, Ceris or Ceros products, including gas igniters, appliance igniters, flue gas sensors, automotive sensor heaters, automotive gas sensors, fuel cell stacks and components, heat and gas distribution products, but excluding plastic welding for automotive components, and operational capabilities related thereto. “Fields of Use” means UltraTemp, Ceris or Ceros technology for the transportation or appliance gas ignition markets.

The agreement provides that SenCer, as the licensor of the Derivative Technology, agrees that we are the worldwide owner of: (a) any and all Derivative Technology made or developed by SenCer for us, alone or jointly with others, during the term and within the fields of use; and (b) any and all intellectual property and proprietary rights in such Derivative Technology in the Fields of use, including without limitation the worldwide patents for such Derivative Technology and all subsidiary rights in such Derivative Technology.

The agreement and the license is effective as of the Viability Confirmation Date and will continue in perpetuity; however, if after 5 years any portion of the technology has not been developed or brought to market, the exclusive nature of the license is lost as to the specific aspect of the license, and SenCer may license such technology elsewhere. The Viability Confirmation Date is the date upon which we achieve CSA certification.

The agreement is subject to certain representations and warranties made by SenCer.

We have an August 26, 2010 Amended Technology License Agreement, which removes a previous erroneous reference to an “operating agreement,” and amends the agreement to reflect that the license is granted on the date of execution of the amended agreement, August 26, 2010.

Consulting Agreement with Emerging Markets Consulting, LLC

We entered into an agreement on December 14, 2009 with Emerging Markets Consulting, LLC, a Florida limited liability company controlled by James S. Painter, which provides that Emerging Markets Consulting, LLC will provide us, for a term of twelve (12) months, with various advertising and marketing services in exchange for our issuing it 2,800,000 shares of our restricted common stock that are deemed earned upon execution. We have indemnified Emerging Markets Consulting, LLC and its officers in the agreement against liabilities as a result of the relationship between us and Emerging Markets Consulting, LLC.

James Painter is the beneficial owner of a total of 2,890,000 of our outstanding common shares, which equates to 9.10% of our outstanding common stock. He beneficially owns the shares as follows: (a) 2,700,000 shares through Emerging Markets Consulting, LLC, A Florida Limited Liability Company that Mr. Painter is the Managing Member of and which he owns and controls; and (b) an additional 190,000 shares owned through his wife, Ryan Painter, as joint tenants in the entirety.

Business Consulting Agreement with Byrd & Company, LLC

We have a February 1, 2010 agreement with Byrd & Company, LLC, a Florida limited liability company owned and controlled by James Byrd, Jr., which provides that Byrd & Company, LLC will provide us with business consulting services for a period of twelve months, including to consult and advise about: (a) our corporate structure and strategic advice in connection with going public; (b) engaging appropriate SEC counsel, auditors, transfer agents and other professionals for the purpose of going public as a registered fully reporting public company. We have paid Byrd & Company, LLC: (a) a one time cash consulting fee of $10,000, which includes all initial work and costs associated with coordinating initial audit and filings with the SEC attorney and auditor, as well as use of Consultant’s office located at 2295 S. Hiawassee Rd., Suite. 414, Orlando, Florida 32835 for initial temporary office space, until April 2010, and to initial use of his administrative staff during the first 120 days to assist with SEC documentation and filings for us; (b) 2,800,000 shares of our restricted common stock, which shares will be deemed to be fully vested and earned upon the execution of the agreement.

James Byrd, Jr. is the beneficial owner of a total of 2,890,000 of our outstanding common shares, which equates to 9.10% of our outstanding common stock. He beneficially owns the shares as follows: (a) 2,600,000 shares through Byrd & Company, LLC, a Florida Limited Liability Company that Mr. Byrd is the Managing Member of and which he owns and controls, (b) 190,000 shares owned through Mr. Byrd’s retirement account, James Byrd, Jr., SEP-IRA and (c) 100,000 shares that he owns jointly with his wife Robin Byrd.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Years Ended March 31, 2011	$5,500	-	-	-
2010	$12,550	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Numbers	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Amended By-laws (1)
10.1	Joint Venture Agreement, as amended between General Automotive Company and SenCer, Inc.(1)
10.2	Second Amended Technology License Agreement, between GreenCell, Incorporated and SenCer, Inc. (1)
10.3	Employment Agreement – Dan Valladao (1)
10.4	Employment Agreement – David Burt(1)
10.5	Consulting Agreement between GreenCell, Incorporated and Emerging Markets Consulting, LLC(1)
10.6	Consulting Agreement between GreenCell, Incorporated and Byrd & Company LLC(1)
10.7	Lease Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1)       Incorporated by reference to Registration Statement on Form S-1filed on May 27, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenCell, Incorporated

By: /s/Dan Valladao

Title: President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date: June 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Dan Valladao

Title: President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date: June 27, 2011

By: /s/David Burt

Title: Chief Technology Officer and Director
Date: June 27, 2011

By: /s/Sam Reeder

Title: Director
Date: June 27, 2011

