Form 10-Q
period 2011-06-30
GreenCell, Inc
filed 2011-08-17
CIK 1478493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 333-167147

GreenCell, Incorporated

(Exact name of small business issuer as specified in its charter)

Florida	27-1439209
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Keuka Business Park, Penn Yan, New York 14527

(Address of principal executive offices)

315-694-7134

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common shares as of 31,760,000 as of August 16, 2011.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GreenCell Incorporated

(A Development Stage Company)

Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS

Current assets:

Cash	$4,022	$73,318

Total current assets	4,022	73,318

Equipment, net of accumulated depreciation	19,125	20,400

Total assets	$23,147	$93,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$—	$20,000
Notes payable - shareholders	112,500	277,500
Accounts payable and accrued expenses	91,418	77,926

Total current liabilities	203,918	375,426

Stockholders’ equity:

Common stock, $.01 par value, authorized 100,000,000 shares; 31,760,00 and 29,29,710,000 issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	317,600	297,100

Additional paid-in capital	408,400	223,900

Accumulated deficit during development stage	(906,771)	(802,708)

	(180,771)	(281,708)

Total liabilities and stockholders’ equity	$23,147	$93,718

The accompanying notes are an integral part of these financial statements.

ITEM 1. Financial Statements (continued)

GreenCell, Incorporated

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Months Ended June 30, 2010	For the Period December 7, 2009 (Inception) to June 30, 2011

Revenue	$—	$—	$—

Operating expenses:

General and administrative	52,862	29,417	318,308
Consulting fees	—	15,000	307,500
Professional fees	11,010	4,000	83,800
Research and development	45,821	42,268	192,945

Total operating expenses	109,693	90,685	902,553

Net income (loss) from operations	$(109,693)	$(90,685)	$(902,553)

Other income (expense):

Interest income (expense)	5,630	—	(4,218)

Total other income (expense)	5,630	—	(4,218)

Net income (loss)	$(104,063)	$(90,685)	$(906,771)

Weighted average number of common shares outstanding, basic and fully diluted	29,872,198	29,681,311

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ITEM 1. Financial Statements (continued)

GreenCell, Incorporated

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Unaudited)

				Accumulated Deficit During Developmental Stage	Total Stockholder’s Equity
			Additional Paid- in Capital
	Common Stock
	Shares	Amount
December 7, 2009	—	$—	$—	$—	$—

Shares issued for cash	1,960,000	19,600	176,400	—	196,000

Shares issued for services	6,000,000	60,000	240,000	—	300,000

Shares issued for technology license	21,500,000	215,000	(215,000)	—	—

Net income (loss) December 7, 2009 (Inception) to March 31, 2010	—	—	—	(414,921)	(414,921)

Balance, March 31, 2010	29,460,000	294,600	201,400	(414,921)	81,079

Shares issued for cash	250,000	2,500	22,500	—	25,000

Net income (loss) for the year ended March 31, 2011	—	—	—	(387,787)	(387,787)

Balance, March 31, 2011	29,710,000	$297,100	$223,900	$(802,708)	$(281,708)

Shares issued in connection with the conversion of notes payable	2,050,000	20,500	184,500		205,000

Net income (loss) for the three months ended June 30, 2011				(104,063)	(104,063)

Balance, June 30, 2011	31,760,000	$317,600	$408,400	$(906,771)	$(180,771)

The accompanying notes are an integral part of these financial statements.

ITEM 1. Financial Statements (continued)

GreenCell Incorporated

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Period December 7, 2009 (Inception) to June 30, 2011
Cash flows from operating activities

Net loss	$(104,063)	$(90,685)	$(906,771)

Adjustments to reconcile net loss to net cash:

Depreciation expense	1,275	1250	6,375
Stock-based compensation	—	—	300,000

Changes in operating assets and liabilities:

Accounts payable and accrued expenses	13,492	1	91,417

Net cash used in operating activities	(89,296)	(89,434)	(508,979)

Cash flows from investing activities

Purchase of equipment	—	—	(25,500)

Net cash used in investing activities	—	—	(25,500)

Net cash from financing activities

Issuance of common stock	—	25,000	221,000
Proceeds from borrowings	20,000	—	317,500

Net cash provided by financing activities	20,000	25,000	538,500

Net increase (decrease) in cash	(69,296)	(64,434)	4,022
Cash, beginning of period	73,318	81,574	—

Cash, end of period	$4,022	$17,140	$4,022

Supplemental information:

Issuance of 5,600,000 shares of common stock for consulting services	$—	$—	$280,000

Issuance of 400,000 shares of common stock in exchange for legal services	$—	$—	$20,000

Issuance of 21,500,000 shares of common stock in exchange for technology license	$—	$—	$215,000

Issuance of 2,050,000 shares of common stock in connection with conversion of notes payable	$205,000	$—	$205,000

The accompanying notes are an integral part of these financial statements.

ITEM 1. Financial Statements (continued)

GREENCELL INCORPORATED

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited June 30, 2011 interim financial statements of GreenCell, Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of American pursuant to the rules of the Securities and Exchange Commission. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal recurring accruals, necessary in order to make the financial statements not misleading. Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended March 31, 2012.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at June 30, 2011.

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

Research and development

The Company accounts for research and development costs in accordance with FASB ASC subtopic 730-10, “Research and Development.” Under FASB ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred, and includes payroll, employee benefits, stock based compensation, and other head-count related expenses associated with product development, material and supplies, and outside engineering and development expenses, purchase of technology, and certain expense incurred in connection with the operation of facilities that are dedicated to current and future research and development projects. The Company incurred research and development expenses of approximately of $45,821 and $42,268 for the three month periods ended June 30, 2011 and 2010, respectively.

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

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which the provisions of ASU 2009-15 may have on the Company’s financial statements

In December 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s financial statements.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and non-authoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP on December 9, 2009. The application of the Codification did not have an impact on the Company’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance effective December 7, 2009 with no significant impact on the Company’s financial statements or related footnotes.

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

On December 7, 2009, The Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any non-controlling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and non-authoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC

Concentration of Credit Risk

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

Note 4—Equipment

At June 30, 2011, equipment consisted of one piece of analytical equipment, valued at $25,500. The Company recorded $1,275 in depreciation expense for the three months ended June 30, 2011.

Note 5—Notes Payable – Shareholders

Notes payable – shareholders consist of the following at June 30, 2011:

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on July 15, 2011.	$25,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on September 13, 2011.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 5, 2011	5,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 22, 2011	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 26, 2011	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on November 16, 2011.	$5,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on November 23, 2011.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 7, 2011.	5,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 29, 2011	10,000

Advances received from co-founding shareholder, unsecured, non-interest bearing, and due on demand.	22,500

$112,500

Note 6—Income taxes

At June 30, 2011, the Company had approximately $907,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	June 30,
	2011	2010
Deferred tax asset:

Net operating loss carryforwards	$340,000	$190,000

Deferred tax asset	340,000	190,000

Less: valuation allowance	(340,000)	(190,000)

Net deferred asset	$—	$—

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,
	2011	2010

Statutory federal income tax expense	(34)%	(34)%
State and local income tax (net of federal benefits)	(4)	(4)
Valuation allowance	38	38

	—%	—%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $340,000 at June 30, 2011, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of $146,000 is primarily attributable to the Company’s net operating loss reported for the year ended June 30, 2011.

Note 7—Stockholders’ Equity

In December 2009, the Company issued 21,500,000 shares of its $0.01 par value common stock at an agreed value of $.01 as founders’ shares for licensing rights and services. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On December 9, 2009, the Company issued 2,800,000 shares of its $.01 par value common stock at an agreed value of $.05 for consulting services. In connection with issuance of these shares, the Company recorded compensation expense in the amount of $140,000; this amount is included in consulting fees on the statement of operations. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On February 1, 2010, the Company issued 2,800,000 shares of its $.01 par value common stock at an agreed value of $.05 for consulting services. In connection with issuance of these shares, the Company recorded compensation expense in the amount of $140,000; this amount is included in consulting fees on the statement of operations. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In the period between December 26, 2009 and March 31, 2010, the Company issued 1,960,000 shares of its $0.01 par value common stock for $196,000 cash. Subsequent to March 31, 2010, the Company issued an additional 250,000 shares of its $0.01 par value common stock for 25,000 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On December 8, 2009, the Company issued 400,000 shares of its $.01 par value common stock for legal services. In connection with the issuance of these shares, the Company recorded compensation expense in the amount of $20,000; this amount is included in professional fees on the statement of operations. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On May 25, 2011, the Company issued 2,050,000 shares of its $0.01 par value common stock to note holders of $205,000 of the Company’s outstanding debt, in accordance with a mutual agreement to convert the outstanding principal owed on the $205,000 worth of promissory notes into restricted common stock of the corporation at a conversion price of $0.10 per share. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

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

On August 9, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Byrd, Jr., a related party shareholder, wherein Mr. Byrd loaned the Company $25,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on August 9, 2011 (See Note 5—Notes Payable – Shareholders). On May 25, 2011, the Note was converted into 250,000 restricted shares of the Company’s $.01 par value common stock. In June 2011, Mr. Byrd entered in a Waiver of Interest agreement with the Company, wherein he waived and forgave all accrued interest due him by the Company

On September 21, 2010, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on September 21, 2011 (See Note 5—Notes Payable – Shareholders).

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

During the quarters ended June 30, 2011 and December 31, 2010, the Company received a series of advances from its co-founding shareholder, General Automotive Company, Inc. These advances are unsecured, non-interest bearing, and due on demand.

On January 6, 2011, the Company entered into a Promissory Note (“Note”) agreement with Douglass James Nagel, a related party shareholder, wherein Mr. Nagel loaned the Company $150,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on January 6, 2012. (See Note 5—Notes Payable – Shareholders). On May 25, 2011, the Note was converted into 1,500,000 restricted shares of the Company’s $.01 par value common stock. In June 2011, Mr. Nagel entered in a Waiver of Interest agreement with the Company, wherein he waived and forgave all accrued interest due him by the Company

On January 13, 2011, the Company entered into a Promissory Note (“Note”) agreement with Sinopoli Investment, LLC (“Sinopoli”), an outside investor, wherein Sinopoli loaned the Company $20,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on January 13, 2012. On May 25, 2011, the Note was converted into 200,000 restricted shares of the Company’s $.01 par value common stock. In June 2011, Sinopoli entered in a Waiver of Interest agreement with the Company, wherein Sinopoli waived and forgave all accrued interest due it by the Company

On May 7, 2011, the Company entered into a Promissory Note (“Note”) agreement with Tyler Teynor, a related party shareholder, wherein Mr. Teynor loaned the Company $10,000. The Note is unsecured and accrues interest at 10% per annum. The Note and accrued interest is due on May 17, 2012. (See Note 5—Notes Payable – Shareholders). On May 25, 2011, the Note was converted into 100,000 restricted shares of the Company’s $.01 par value common stock. In June 2011, Mr. Tynor entered in a Waiver of Interest agreement with the Company, wherein he waived and forgave all accrued interest due him by the Company

Note 10—Commitments

On January 1, 2010, the Company entered into a twenty-four (24) month Executive Agreement (the “Agreement”) with its Chief Technology Officer (“CTO”) David Burt. The Agreement provides that the CTE will be paid $2,500 per month, plus performance bonus to be awarded by the board of directors (“Board”). The Company may terminate the Agreement for (a) cause, including material breaches of the Agreement that are not cured within five (5) days, a criminal conviction punishable by imprisonment of more than one year involving a crime that includes gross dishonesty or bad morals, engaging in conduct that is detrimental to the Company’s reputation, character or standing or that of the shareholders, or filing by an arbitration panel that the employee breached the non-compete or non-disclosure agreement with the Company, and (b) without cause by a majority vote of the Board. The Agreement provides that the employee my terminate his employment for a variety of good reasons: (a) change of duties and responsibilities, (b) reduction in salary, (c) relocation of corporate offices from Central Florida, (c) refusal to permit the CTO to engage in activities not directly related to the Company’s business, which the employee is permitted to do prior to the Agreement, (d) the Company fails to provide indemnification provided for in the by-laws, (f) the Company fails to obtain the assumption agreement from any successor giving rise to a change of control, or (g) there is any other material breach of this Agreement. With respect to (c) above, “relocating our principal executive offices away from Central Florida,” as a termination right with “good reason,” David Burt was actively involved in the decision to consolidate the Company’s offices and operations to New York and in negotiating the lease for the New York facility, and has waived his rights to termination with good cause due to the relocation of our office and operations to new York (See Exhibit 10.1). The Company’s Board of Directors unanimously approved of David B. Burt’s waiver in this regard.

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

Note 11—Subsequent Events

On July 1, 2011, July 14, and July 21, 2011, the Company entered into three Promissory Notes (“Notes”) with James Painter, wherein Mr. Painter loaned the Company $12,500, $6,000, and $10,000, respectively, or a total of $28,500. The Notes are unsecured and accrue interest at 10% per annum. The Notes and accrued interest are due July 1, 2012, July 14, 2012, and July 21, 2012, respectively.

In July 2011, the Company received advances totaling $6,000 from one of its co-founding shareholders. These advances are unsecured, non-interest bearing, and due on demand.

Management has evaluated subsequent events through August 10, 2011, the date of which the financial statements were available to be issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

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

Results of Operations

For the Three Months ended June 30, 2011 Compared with Three Months Ended June 30, 2010 and from Inception on December 7, 2009 through June 30, 2011

We generated no revenue for the period from December 7, 2009 (Inceptions) through June 30, 2011.

We incurred operating expenses in the amount of $109,693 for the quarter ended June 30, 2011 compared to $90,685 during the three months ended June 30, 2010. Our operating expenses for the quarter ended June 30, 2011 consisted primarily of general and administrative expenses of $52,862 and research and development costs of $45,821. Comparatively, general and administrative expenses of $29,417, consulting expenses of $15,000 research and development expenses of $42,268 were the primary components of our operating expenses for the quarter ended June 30, 2010.

We incurred operating expenses in the amount of $902,553 from December 7, 2009 (Inception) through June 30, 2011. Our operating expenses for the period from December 7, 2009 (Inception) until March 31, 2011 consisted of consulting fees of $307,500, general and administrative expenses of $318,500, research and development fees of $192,945 and professional fees of $83,800. We had additional expense in the form of interest expense of $4,218. We had no income for that period. Thus we had a net loss of $906,771 for the year ended June 30, 2011.

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

These products will be geared towards the home heating and cooling system, automobile heater, automotive sensor, and brake pads industries, respectively.

Our Plan of Operations is contingent upon receiving adequate financing totaling at least $1,050,000. We have no commitments or assurances that we will ever be successful in obtaining adequate financing.

Future Product	Development Time Period*	Estimated cost
Completed Igniter Design/Prototype	Completed	$150,000

Igniter Production Scale-up	12 Months after adequate financing is received, if ever, and OEM tests and certification are complete	$750,000	*

Early stage prototypes for oxygen sensor, fuel cell and brake pads**	18 months after adequate financing is received, if ever	$150,000	*

Two patents to be filed with United States Patent and Trademark Office pertaining to processing and device patents	Time period inestimable	$150,000	*

Total		$1,200,000

*	Pending adequate financing of $1,050,000, which is the total amount of estimated costs minus the $150,000 we have already spent on completed igniter design/prototype.
**	An early stage prototype is a scaled down prototype that is made at less cost than full scale prototypes. We believe that through this strategy: (a) we will potentially be able to accomplish our proof of concept at less cost; and (b) should an early stage prototype be successful in proving proof of concept, we will potentially be in a better position to interest potential co-developers to completing the prototype and future product or combining the prototype with the co-developers’ technologies.

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

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $4,022 consisting entirely of cash. Our total current liabilities as of June 30, 2011 were $203,918 consisting of $112,500 of notes payable and $91,418 of accounts payable and accrued expenses. Thus as of June 30, 2011 we had a working capital deficit of $199,896. Subsequent to the year ended March 31, 2011, $205,000 worth of the notes payable were extinguished when the holders of the notes converted the notes to 2,050,000 shares of our common stock.

Operating and financing activities used $69,296 and $64,434 in cash for the quarters ended June 30, 2011 and June 30, 2010, respectively.

Our net loss of $104,063 offset by accounts payable and accrued expenses of $13,492 and depreciation expense of $1,275 were the primary components of our negative operating cash flow for the quarter ended June 30, 2011. Our net loss of $90,685 offset by depreciation expense of $1,275 was the primary components of our negative operating cash flow for the quarter ended June 30, 2010.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $104,063 and has an accumulated deficit during development stage of $906,771 at June 30, 2011. The Company’s current liabilities exceeded its current assets by $199,896 as of June 30, 2011. Additionally the Company is reporting an accumulated deficit during development stage of $906,771 as of June 30, 2011 as compared to an accumulated deficit during development stage of $802,708 at June 30, 2010. Management expects to raise additional capital through one or more of the following plans, none of which are in place at the present time: (i) a private placement of our securities; (ii) the procurement of bank lines of credit or other debt facilities; and/or (iii) the procurement of governmental grants that may be available for development of alternative energy technologies such as fuel cell technologies. However there can be no assurances that we will be able to obtain additional financing to further implement our Plan of Operation order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements

Off Balance Sheet Arrangements

As June 30, 2011, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to the Company because we are a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended March 31, 2011.

During the fiscal quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended March 31, 2011, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[ Removed and Reserved]

Item 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Numbers	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenCell, Incorporated

By:	/s/ Dan Valladao

Title: President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: August 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dan Valladao
Title: President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date:	August 17, 2011

By:	/s/ David Burt
Title: Chief Technology Officer and Director
Date: August 17, 2011

By:	/s/ Sam Reeder
Title: Director
Date: August 17, 2011