Form 10-Q/A
period 2011-06-30
GreenCell, Inc
filed 2011-09-15
CIK 1478493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GreenCell Incorporated
(A Development Stage Company)
Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS

Current assets:

Cash	$4,022	$73,318

Total current assets	4,022	73,318

Equipment, net of accumulated depreciation	19,125	20,400

Total assets	$23,147	$93,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$—	$20,000
Notes payable - shareholders	112,500	277,500
Accounts payable and accrued expenses	91,418	77,926

Total current liabilities	203,918	375,426

Stockholders’ equity:

Common stock, $.01 par value, authorized 100,000,000 shares; 31,760,00 and 29,710,000 issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	317,600	297,100

Additional paid-in capital	408,400	223,900

Accumulated deficit during development stage	(906,771)	(802,708)

	(180,771)	(281,708)

Total liabilities and stockholders’ equity	$23,147	$93,718

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

ITEM 1. Financial Statements (continued)
GreenCell Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Period December 7, 2009 (Inception) to June 30, 2011
Cash flows from operating activities

Net loss	$(104,063)	$(90,685)	$(906,771)

Adjustments to reconcile net loss to net cash:

Depreciation expense	1,275	1250	6,375
Stock-based compensation	—	—	300,000

Changes in operating assets and liabilities:

Accounts payable and accrued expenses	13,492	1	91,418

Net cash used in operating activities	(89,296)	(89,434)	(508,979)

Cash flows from investing activities

Purchase of equipment	—	—	(25,500)

Net cash used in investing activities	—	—	(25,500)

Net cash from financing activities

Issuance of common stock	—	25,000	221,000
Proceeds from borrowings	20,000	—	317,500

Net cash provided by financing activities	20,000	25,000	538,500

Net increase (decrease) in cash	(69,296)	(64,434)	4,022
Cash, beginning of period	73,318	81,574	—

Cash, end of period	$4,022	$17,140	$4,022

Supplemental information:

Issuance of 5,600,000 shares of common stock for consulting services	$—	$—	$280,000

Issuance of 400,000 shares of common stock in exchange for legal services	$—	$—	$20,000

Issuance of 21,500,000 shares of common stock in exchange for technology license	$—	$—	$215,000

Issuance of 2,050,000 shares of common stock in connection with conversion of notes payable	$205,000	$—	$205,000

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
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	[ Removed and Reserved]

Item 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

Exhibit Numbers	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenCell, Incorporated

By:	/s/ Dan Valladao

Title: President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Date: September 15, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dan Valladao
Title: President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date:September 15, 2011

By:	/s/ David Burt
Title: Chief Technology Officer and Director
Date: September 15, 2011

By:	/s/ Sam Reeder
Title: Director
Date: September 15, 2011