Form 10-Q
period 2011-12-31
GreenCell, Inc
filed 2012-02-21
CIK 1478493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common shares as of 32,485,000 as of February 17, 2011.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GreenCell, Incorporated
(A Development Stage Company)
Balance Sheets

	December 31	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$6,388	$73,318
Total current assets	6,388	73,318

Property and equipment:
Equipment, net of accumulated depreciation	28,450	20,400
Deposit on purchase of equipment	-	-

Total assets	$34,838	$93,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$-	$20,000
Notes payable - shareholders	248,150	277,500
Accounts payable and accrued expenses	111,870	77,926
Total current liabilities	360,020	375,426

Stockholders' equity:
Common stock, $.01 par value, authorized 100,000,000shares; 32,485,000 and 29,29,710,000 issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	324,850	297,100
Additional paid-in capital	473,650	223,900
Accumulated deficit during development stage	(1,123,682)	(802,708)
	(325,182)	(281,708)

Total liabilities and stockholders' equity	$34,838	$93,718

The accompanying notes are an integral part of these financial statements.

ITEM 1.   Financial Statements (continued)

GreenCell, Incorporated
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Months Ended	For the Nine Months Ended	For the Period December 7, 2009 (Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:

General and administrative	56,808	40,159	155,354	115,643	420,680
Consulting fees	-	12,500	-	42,500	307,500
Professional fees	4,156	2,700	38,806	8,450	111,596
Research and development	36,514	19,907	119,603	82,915	266,727
Total operating expenses	97,478	75,266	313,763	249,508	1,106,503
Net income (loss) from operations	$(97,478)	$(75,266)	$(313,763)	$(249,508)	$(1,106,503)

Other income (expense):
Interest expense	(3,541)	-	(7,211)	-	(17,179)
Total other income (expense)	(3,541)	-	(7,211)	-	(17,179)
Net income (loss)	$(101,019)	$(75,266)	$(320,974)	$(249,508)	$(1,123,682)

Weighted average number of common shares outstanding, basic and fully diluted	32,485,000	29,710,000	31,332,253	29,710,000

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ITEM 1.   Financial Statements (continued)

GreenCell, Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Period December 7, 2009 (Inception) to
	December 31	December 31	December 31
	2011	2010	2011
Cash flows from operating activities
Net loss	$(320,974)	$(249,508)	$(1,123,682)

Adjustments to reconcile net loss to net cash:
Depreciation expense	4,450	5,000	9,550
Stock-based expense for services	2,500	-	302,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	43,094	20,962	124,370
Net cash used in operating activities	(270,930)	(223,546)	(687,262)

Cash flows from investing activites
Purchase of equipment	(12,500)	-	(38,000)
Deposit on purchase of equipment	-	-	-
Net cash used in investing activities	(12,500)	-	(38,000)

Net cash from financing activities
Issuance of common stock	70,000	127,500	291,000
Proceeds from borrowings	146,500	25,000	440,650

Net cash provided by financing activities	216,500	152,500	731,650

Net increase (decrease) in cash	(66,930)	(71,046)	6,388
Cash, beginning of period	73,318	81,574	-

Cash, end of period	$6,388	$10,528	$6,388

Supplemental information:
Issuance of 5,600,000 shares of common stock for consulting services	$-	$-	$280,000
Issuance of 400,000 shares of common stock in exchange for legal services	$-	$-	$20,000
Issuance of 21,500,000 shares of common stock in exchange for technology license	$-	$-	$215,000
Issuance of 2,050,000 shares of common stock in connection with conversion of notes payable	$205,000	$-	$205,000
Issuance of 25,000 shares of common stock in exchange for services	$2,500	$-	$2,500

The accompanying notes are an integral part of these financial statements.

ITEM 1.   Financial Statements (continued)

GreenCell, Incorporated
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Developmental	Total Stockholder's
	Shares	Amount	Capital	Stage	Equity
December 7, 2009	-	$-	$-	$-	$-

Shares issued for cash	1,960,000	19,600	176,400	-	196,000

Shares issued for services	6,000,000	60,000	240,000	-	300,000

Shares issued for technology license	21,500,000	215,000	(215,000)	-	-

Net income (loss) December 7, 2009 (Inception) to March 31, 2010	-	-	-	(414,921)	(414,921)

Balance, March 31, 2010	29,460,000	294,600	201,400	(414,921)	81,079

Shares issued for cash	250,000	2,500	22,500	-	25,000

Net income (loss) for the year ended March 31, 2011	-	-	-	(387,787)	(387,787)

Balance, March 31, 2011	29,710,000	297,100	223,900	(802,708)	(281,708)

Shares issued in connection with the conversion of notes payable	2,050,000	20,500	184,500		205,000

Shares issued for cash	700,000	7,000	63,000		70,000

Shares issued for services	25,000	250	2,250		2,500

Net income (loss) for the nine months ended December 31, 2011				(320,974)	(320,974)

Balance, December 31, 2011	32,485,000	$324,850	$473,650	$(1,123,682)	$(325,182)

The accompanying notes are an integral part of these financial statements.

ITEM 1.   Financial Statements (continued)

GREENCELL INCORPORATED
(A Development Stage Company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2011

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

The accompanying unaudited December 31, 2011 interim financial statements of GreenCell, Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of American pursuant to the rules of the Securities and Exchange Commission.  In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal recurring accruals, necessary in order to make the financial statements not misleading. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ended March 31, 2012.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2011

Inventories

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

Research and development

The Company accounts for research and development costs in accordance with FASB ASC subtopic 730-10, “Research and Development.”  Under FASB ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred, and includes payroll, employee benefits, stock based compensation, and other head-count related expenses associated with product development, material and supplies, and outside engineering and development expenses, purchase of technology, and certain expense incurred in connection with the operation of facilities that are dedicated to current and future research and development projects.  The Company incurred research and development expenses of approximately of $119,603 and $82,915 for the nine month periods ended December 31, 2011 and 2010, respectively.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718, “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the period December 7, 2009 (Inception) to March 31, 2010, the Company issued 6.0 million shares of its $.01 par value common stock to consultants for consulting services, and in connection with issuance of these shares, the Company recorded additional compensation expense of $300,000 under FASB ASC 718. For the nine month period ended December 31, 2011, the Company issued 25,000 shares of its common stock to outside professionals for services; these shares were valued at $2,500.

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

Note 4—Equipment

At December 31, 2011, equipment consisted of two pieces of analytical equipment, valued at $38,000.  The Company recorded $4,450 in depreciation expense for the nine months ended December 31, 2011.

Note 5—Notes Payable – Shareholders

Notes payable – shareholders consist of the following at December 31, 2011:

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on July 15, 2011.	$25,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on September 13, 2011.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 5, 2011	5,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 22, 2011	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 26, 2011	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on November 16, 2011.	5,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on November 23, 2011.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 7, 2011.	5,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 29, 2011.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on July 1, 2012.	12,500

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on July 14, 2012.	6,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on July 14, 2012.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 18, 2012.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on October 19, 2012.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on November 30, 2012.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 5, 2012.	5,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 11, 2012.	10,000

Note payable—shareholder, unsecured; interest accrues at 10% per annum. The note and accrued interest is due on December 29, 2012.	7,500

Advances received from co-founding shareholder, unsecured, non-interest bearing, and due on demand.	77,150

$248,150

Note 6—Income taxes

At December 31, 2011, the Company had approximately $1,124,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	December 31, 2011	December 31, 2010

Deferred tax asset:
Net operating loss carryforwards	427,000	250,000
Deferred tax asset	427,000	250,000
Less: valuation allowance	(427,000)	(250,000)
Net deferred asset	-	-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,
	2011	2010

Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)
Valuation allowance	38	38
	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carryforward of $427,000 at December 31, 2011, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $177,000 is primarily attributable to the Company’s net operating loss reported for the period ended December 31, 2011.

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

On October 19, 2011, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000.  The Note is unsecured and accrues interest at 10% per annum.  The Note and accrued interest is due on October 18, 2012. (See Note 5—Notes Payable – Shareholders).

On October 20, 2011, the Company entered into a Promissory Note (“Note”) agreement with James Byrd, Jr., a related party shareholder, wherein Mr. Byrd loaned the Company $10,000.  The Note is unsecured and accrues interest at 10% per annum.  The Note and accrued interest is due on October 19, 2012. (See Note 5—Notes Payable – Shareholders).

On December 1, 2011, the Company entered into a Promissory Note (“Note”) agreement with Douglas Shane Hackett, a related party shareholder, wherein Mr. Hackett loaned the Company $10,000.  The Note is unsecured and accrues interest at 10% per annum.  The Note and accrued interest is due on November 30, 2012. (See Note 5—Notes Payable – Shareholders).

On December 6, 2011, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $5,000.  The Note is unsecured and accrues interest at 10% per annum.  The Note and accrued interest is due on December 5, 2012. (See Note 5—Notes Payable – Shareholders).

On December 12, 2011, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $10,000.  The Note is unsecured and accrues interest at 10% per annum.  The Note and accrued interest is due on December 11, 2012. (See Note 5—Notes Payable – Shareholders).

On December 30, 2011, the Company entered into a Promissory Note (“Note”) agreement with James Painter, III, a related party shareholder, wherein Mr. Painter loaned the Company $7,500.  The Note is unsecured and accrues interest at 10% per annum.  The Note and accrued interest is due on December 29, 2012. (See Note 5—Notes Payable – Shareholders).

During the quarters ended December 31, 2011 and December 31, 2010, the Company received a series of advances from its co-founding shareholder, General Automotive Company, Inc. These advances are unsecured, non-interest bearing, and due on demand.

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

Note 11—Subsequent Events

On January 13, January 27, and February 2, 2012, the Company entered into three Promissory Notes (“Notes”) with James Painter, III a total of $25,200. The Notes are unsecured and accrue interest at 10% per annum.  The Notes and accrued interest are due January 12, January 26, and February 1, 2012, respectively.

For the quarter ended December 31, 2011, the Company received advances totaling $51,050 from one of its co-founding shareholders.  These advances are unsecured, non-interest bearing, and due on demand.

Management has evaluated subsequent events through February 21, 2012 the date of which the financial statements were available to be issued.

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

Results of Operations

For the Three Months ended December 31, 2011 Compared with Three Months Ended December 31, 2010

We generated no revenue for the period from December 7, 2009 (Inceptions) through December 31, 2011.

We incurred operating expenses in the amount of $97,478 for the quarter ended December 31, 2011 compared to $75,266 during the three months ended December 31, 2010.  Our operating expenses for the quarter ended December 31, 2011 consisted primarily of general and administrative expenses of $56,808, professional fees of $4,156, and research and development costs of $36,514. Comparatively, general and administrative expenses of $40,159, consulting expenses of $12,500 research and development expenses of $19,907 were the primary components of our operating expenses for the quarter ended December 31, 2010.

For the Nine Months ended December 31, 2011 Compared with Nine Months Ended December 31, 2010 and from Inception on December 7, 2009 through December 31, 2011

We generated no revenue for the period from December 7, 2009 (Inception) through December 31, 2011.

We incurred operating expenses in the amount of $313,763 for the nine months ended December, 2011 compared to $249,508 during the nine months ended December 31, 2010.  Our operating expenses for the nine months ended December 31, 2011 consisted primarily of general and administrative expenses of $155,354, professional fees of $38,806, and research and development costs of $119,603. Comparatively, general and administrative expenses of $115,643, consulting expenses of $42,500 research and development expenses of $82,915 were the primary components of our operating expenses for the quarter ended December 31, 2010.

We incurred operating expenses in the amount of $1,106,503 from December 7, 2009 (Inception) through December 31, 2011. Our operating expenses for the period from December 7, 2009 (Inception) until December 31, 2011 consisted of consulting fees of $307,500, general and administrative expenses of $420,680, research and development fees of $266,727 and professional fees of $111,596. We had additional expense in the form of interest expense of $17,179.  We have had no income from inception through December 31, 2011. Thus we had a net loss of $1,123,682 from inception through the period ending December, 2011.

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

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $6,388 consisting entirely of cash.  Our total current liabilities as of December 31, 2011 were $360,020 consisting of $248,150 of notes payable and $111,870 of accounts payable and accrued expenses.  Thus as of December 31, 2011 we had a working capital deficit of $353,632.  Subsequent to the year ended March 31, 2011, $205,000 worth of the notes payable were extinguished when the holders of the notes converted the notes to 2,050,000 shares of our common stock.

Operating and financing activities used $270,930 and $223,546 in cash for the quarters ended December 31, 2011and December 31, 2010, respectively.

Our net loss of $320,974 was partially offset by accounts payable and accrued expenses of $43,094 and depreciation expense of $4,450; the primary components of our negative operating cash flow of $270,930 for the nine months ended December 31, 2011.  Our net loss of $249,508 was partially offset by accounts payable and accrued expenses of $20,962; the primary components of our negative operating cash flow of $223,546 for the quarter ended December 31, 2010.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred losses in the current quarter of $101,019 and has an accumulated deficit during development stage of $1,123,682 at December 31, 2011. The Company’s current liabilities exceeded its current assets by $353,632 as of December 31, 2011. Additionally the Company is reporting an accumulated deficit during development stage of $1,123,682 as of December 31, 2011 as compared to an accumulated deficit during development stage of $802,708 at March 31, 2011. Management expects to raise additional capital through one or more of the following plans, none of which are in place at the present time: (i) a private placement of our securities; (ii) the procurement of bank lines of credit or other debt facilities; and/or (iii) the procurement of governmental grants that may be available for development of alternative energy technologies such as fuel cell technologies. However there can be no assurances that we will be able to obtain additional financing to further implement our Plan of Operation order to be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its entire operations.

Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements

Off Balance Sheet Arrangements

As December 31, 2011, there were no off balance sheet arrangements.

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

During the fiscal quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended March 31, 2011, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

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

Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Dan Valladao
Title: President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date: February 21, 2012

By: /s/David Burt
Title: Chief Technology Officer and Director
Date: February 21, 2012

By: /s/Sam Reeder
Title: Director
Date: February 21, 2012